Form 10QSB
period 1997-06-30
UPLAND ENERGY CORP
filed 1997-08-14
CIK 920273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:  June 30, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   Commission File Number:  0-22497

UPLAND ENERGY CORPORATION
-----------------------------------------------
(Exact name of small business issuer as specified in its charter)

     Utah                                                      87-0430780
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S.
Employer
incorporation or organization)                            Identification No.)

175 South Main Street, Suite 1423, Salt Lake City, Utah      84111
-------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

(801) 537-5010
-------------------------------
(Issuer telephone number)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.        Yes
[X]  No [  ]     Yes [  ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,635,378 shares of its $0.001 par value common stock as of August 12, 1997.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]
PAGE

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            UPLAND ENERGY CORPORATION AND SUBSIDIARY
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                        June 30,      December 31,
                                          1997            1996
                                     _____________  _____________
CURRENT ASSETS:
  Cash                                  $  411,128     $  105,472
  Oil revenue receivable                    10,154          8,745
  Interest receivable                        4,782              -
  Prepaid assets                                 -         26,778
  Short term deferred tax asset                  -         77,737
                                     _____________  _____________
          Total Current Assets             426,064        218,732

PROPERTY AND EQUIPMENT, net                 31,309          3,888

OIL AND GAS PROPERTIES, net                913,693        746,134

RESTRICTED CASH                             10,000         10,000
                                     _____________  _____________
                                        $1,381,066     $  978,754
                                     _____________  _____________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term notes payable -
   related party                         $     800     $      800
  Accounts payable and accrued
   liabilities                               5,777         13,736
                                     _____________  _____________
         Total Current Liabilities           6,577         14,536

LONG TERM DEFERRED TAX LIABILITY                 -         77,737
                                     _____________  _____________
STOCKHOLDERS' EQUITY:
  Common stock                               3,635          2,710
  Capital in excess of par value         2,217,395      1,358,320
  Retained earnings (deficit)             (711,541)      (474,549)
                                     _____________  _____________
                                         1,509,489        886,481
  Less:  note receivable from officers   (135,000)              -
                                     _____________  _____________
Total Stockholders' Equity               1,374,489        886,481
                                      _____________  _____________
                                        $1,381,066     $  978,754
                                     _____________  _____________

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                            For the Three Months For the Six Months
                               Ended June 30,      Ended June 30,
                           _______________________________________
                               1997      1996      1997      1996
                           __________ _________  _________ _________
REVENUE:
 Oil sales                   $ 29,044  $ 47,627    $49,095  $ 90,275
                           __________ _________  _________ _________
          Total Revenue        29,044    47,627     49,095    90,275
                           __________ _________  _________ _________

EXPENSES:
  Production expense           12,737    27,851     24,010    39,577
  Depreciation, depletion and
    amortization                6,253     3,318      8,976     6,165
  General and administrative
   costs                       43,460    28,786    217,127    42,843
  Professional fees            34,095    14,440     43,798    14,870
  Travel expense                5,750     7,671      8,455     9,049
                           __________ _________  _________ _________
          Total Expenses      102,295    82,066    302,366   112,504
                           __________ _________  _________ _________
INCOME(LOSS)FROM OPERATIONS   (73,251)  (34,439)  (253,271)  (22,229)

OTHER INCOME (EXPENSE):
  Interest Income              10,399       516     16,279       680
  Interest expense                  -       (43)         -      (394)
                           __________ _________  _________ _________
Total Other Income(Expense)    10,399       473     16,279       286
                           __________ _________  _________ _________

INCOME (LOSS) BEFORE
 INCOME TAXES                 (62,852)  (33,966)  (236,992)  (21,943)

CURRENT TAX EXPENSE                 -         -          -         -

DEFERRED TAX EXPENSE                -         -          -         -
                           __________ _________  _________ _________
NET INCOME (LOSS)            $(62,852) $(33,966) $(236,992) $(21,943)
                           __________ _________  _________ _________

EARNINGS (LOSS) PER
 COMMON SHARE                $   (.02) $   (.02) $    (.07) $   (.12)
                           __________ _________  _________ _________

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING         3,486,069 2,060,927  3,486,069 2,060,927
                           __________ _________  _________ _________



The accompanying notes are an integral part of these consolidated financial statements.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Six Months Ended
                                                June 30,
                                     _______________________________
                                            1997         1996
                                        ___________   ___________
Cash Flows from Operating Activities:
  Net income (loss)                       $(236,992)   $ (21,943)
                                        ___________   ___________
  Adjustments to reconcile net loss to
    net cash used by operating
    activities:
   Depreciation, depletion and
    amortization                             8,976         6,165
   Change in assets and liabilities:
     (Increase) decrease in receivables     (1,409)          563
     (Increase) decrease in interest
      receivable                            (4,782)           29
     (Increase) decrease in prepaid assets  26,778         2,333
     Increase (decrease) in notes payable        -        (9,200)
     Increase (decrease) in accounts
      payable                               (7,959)      (13,633)
     Increase (decrease) in accrued
      liabilities                                -           (79)
                                        ___________   ___________
      Total Adjustments                     21,604       (13,822)
                                        ___________   ___________
      Net Cash Provided (Used) by
        Operating Activities              (215,388)      (35,765)
                                        ___________   ___________
Cash Flows from Investing Activities:
  Purchase of property and equipment       (31,980)            -
  Additions and improvements to oil
   and gas properties                     (171,976)      (12,870)
  Purchase of certificate of deposit       (10,000)            -
                                        ___________   ___________
      Net Cash (Used) by Investing
       Activities                         (213,956)      (12,870)
                                        ___________   ___________
Cash Flows from Financing Activities:
  Issuance of common stock                 725,000       157,501
  Stock offering costs                           -             -
                                        ___________   ___________
      Net Cash Provided by Financing
       Activities                          725,000       157,501
                                        ___________   ___________
Net Increase (Decrease) in Cash            295,656       108,866

Cash at Beginning of Period                115,472        17,619
                                        ___________   ___________
Cash at End of Period                     $411,128    $  126,485
                                        ___________   ___________


                           [Continued]

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [CONTINUED]

                                        For the Six Months Ended
                                                June 30,
                                     _______________________________
                                            1997         1996
                                        ___________   ___________
Supplemental Disclosure of
 Cash Flow Information:
  Cash paid during the six months
   ended June 30, 1997 and 1996
  Interest                              $       -     $        -
  Income taxes                          $       -     $        -

Supplemental  Disclosure  of  Non-cash  Investing  and  Financing
Activities:
  For the six months ended June 30, 1997
     The Company granted options to purchase 425,000 shares of common stock under employment agreements with officers. The officers exercised the options and gave notes of $55,000 and $80,000 to the Company for consideration.

     During 1996, the Company granted options for the purchase of 60,000 shares of common stock to legal counsel for services to be performed during 1997 in the amount of $25,000. The cost of the services was accounted for as a prepaid asset at December, 1996. During 1997, the prepaid asset was reversed and the legal services were accounted for as a non-cash offering expense which is offset against the proceeds from the stock offering.

  For the six months ended June 30, 1996
     None



















The accompanying notes are an integral part of these consolidated financial statements.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 audited financial statements for Upland Energy Corporation. The result of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

  The condensed consolidated financial statements include the accounts of Upland Energy Corporation ("Parent") and it's wholly-owned subsidiary GS&C, Inc. ("Subsidiary").

  Recently Enacted Accounting Standards - In February 1997, SFAS Nos. 128, "Earnings per Share" and 129, "Disclosures of Information about Capital Structure" were issued. SFAS No. 128 changes the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock. SFAS No. 129 addresses standards for disclosing information about an entity's capital structure. Although such statements are not affective until December 31, 1997, had such statements been adopted for the six months ended June 30, 1997, the effect would not be significant.

NOTE 2 - NOTES RECEIVABLE

  During January 1997, the president and the secretary/treasurer of the Company exercised 425,000 options in connection with their employment agreements. The two officers gave notes to the Company in the amount of $55,000 and $80,000. The Company has accrued interest of $4,782 for the six months ended June 30, 1997. [See Note 7] The notes have been accounted for as a reduction to stockholders' equity.

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of June 30, 1997 and December 31, 1996:

                                         June 30, December 31,
                                           1997      1996
                                      ___________ ___________
    Furniture and office equipment          9,076       6,373
    Vehicle                                29,278           -
    Less:  accumulated depreciation       (7,045)      (2,485)
                                      ___________ ___________
         Total                           $ 31,309     $ 3,888
                                      ___________ ___________

  Depreciation  expense  charged to  operations  was  $4,559  and
  $1,148  for  the periods ended June 30, 1997 and  December  31,
  1996.   Depreciation expense for the three  months  ended  June
  30, 1996 was $3,244.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OIL AND GAS PROPERTIES

  Upon placing oil and gas properties and productive equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the period ended June 30, 1997 and year ended December 31, 1996, the Company recorded depletion of $4,417 and $9,880, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

  During January 1997, the president and the secretary/treasurer of the Company exercised 425,000 options in connection with their employment agreements. The two officers gave notes to the Company in the amount of $55,000 and $80,000. The Company has accrued interest of $4,782 for the six months ended June 30, 1997. [See Note 7]

  During 1996 a shareholder and an officer of the Company advanced the Company $3,600. Of the $3,600 that was advanced the Company paid $3,000 during the year leaving a balance of $600. The advances are non-interest bearing.

  During December, 1995 the Company entered into a loan agreement with an entity related to a shareholder and director of the Company. The unsecured loan consists of a short term note payable for $10,000 with an interest rate of 12% per annum. The note provides for four monthly payments commencing January 25, 1996 and ending April 25, 1996. The $10,000 plus interest was paid in full during 1996.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 1997, net deferred tax assets, before considering the valuation allowance, totaled approximately $210,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets. Accordingly, because of recurring losses and the valuation allowance, there is no provision for income taxes in the accompanying statements of operations. The net change in the valuation allowance was approximately $35,000 for the six months ended June 30, 1997. The Company has available at June 30, 1997, unused operating loss carryforwards of approximately $1,200,000, which may be applied against future taxable income and which expire in various years through 2011.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS

  During January 1997, the president of the Company exercised options for a total of 275,000 shares of common stock at $.20 per share. The options had previously been granted during 1996 in connection with an employment agreement. The Company received a note receivable as consideration for the exercise price of the options. The $55,000 note provides for interest at 8.5% per annum. The note also provides for annual installments of principal and interest through January, 2001. The note has been classified as a reduction of stockholders' equity on the balance sheet.

  During January 1997, the secretary/treasurer of the Company exercised options for a total of 150,000 shares of common stock. The first 50,000 shares were exercised at $.20 per share and the remaining 100,000 shares were exercised at $.70 per share. The options had previously been granted during 1996 in connection with an employment agreement. The Company received a note receivable as consideration for the exercise price of the options. The $80,000 note provides for interest at 8.5% per annum. The note also provides for annual installments of principal and interest through January, 2001. The note has been classified as a reduction to stockholders' equity on the balance sheet.

  During February, 1997, the Company made an offering to the holders of the Company's currently outstanding common stock purchase warrants who exercised their existing warrants by February 21, 1997, to receive one half of a new common stock purchase warrant for every existing warrant exercised. The offering was exempt from registration with the Securities and Exchange Commission under Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended. The existing warrants were exercisable into one share of common stock at an exercise price of $1.50 per share. Each new warrant is exercisable into one share of common stock at an exercise price of $2.00 per share. Of the 500,000 warrants exercised, two holders of the common stock purchase warrants did not exercise 50,000 warrants. The Company received total proceeds of $750,000 net of offering costs of $25,000.

  During August 1996, the Company issued 500,000 units, for cash at $.70 per unit, which consisted of one share of common stock and one common stock purchase warrant in a private placement offering. The purchase warrant is to purchase another share of common stock at an exercise price of $1.50. Total proceeds amounted to $350,000. The Company issued 50,000 shares of common stock for commissions of $35,000 in connection with the private placement offering.

  During November 1996 the Company's officers exercised options of 50,000 shares of common stock previously granted for $0.10 per share. Total proceeds amounted to $5,000. With the new employment agreement the common stock reserved in May, 1995 for issuance upon exercise of options granted to certain officers of the Company under their employment agreements were canceled.

  On  December  15,  1996  the Board of Directors  resolved  that
  100,000 shares of common stock be reserved for issuance upon exercise of options granted to four officers of the Company. The exercise price for the options is $2.00, vest on December 15, 1996 and expire on December 15, 2001.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS [Continued]

  On  December  16,  1996  the Board of Directors  resolved  that
  60,000 shares of common stock be reserved for issuance upon exercise of options granted to legal counsel for services to be performed in the amount of $25,000. The exercise price for the options is $2.00, vest on December 16, 1996, and expire on December 16, 2001. The cost of the services has been accounted for as an addition to prepaid expenses and a charge to additional paid-in capital. The prepaid expense reversed during 1997 and was offset against additional paid-in capital as a stock offering expense.

  Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $210,100 was recorded as of June 30, 1997 and December 31, 1996. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The effect on net income from the adoption of Statement of Financial Accounting Standards No.
  123 "Accounting for Stock Based Compensation" would be the same.

NOTE 8 - CONTINGENCIES

  During 1996, the Company filed a lawsuit against an operator of the wells in the McLouth field. The Company claims the operator has failed to service, maintain and operate the wells in a reasonable manner. The Company is asking for damages in excess of $500,000. The operator has asserted a counterclaim against the Company for breech of contract alleging damages in excess of $500,000. There is no guarantee that the Company will prevail in the suit, management and their counsel believe there is a likelihood of a favorable outcome. Consequently, no adjustments or accruals were made to the financial statements with regards to these lawsuits.

  During 1995, a lawsuit was filed against the Company by the landowners of one of the Company's three developed oil leases,
  generally  referred  to  as  the  "B"  lease.   The  "B"  lease
  contains  two  of  the  Company's  fifteen  productive   wells.
  During the year ended 1995 the Company chose not to produce or further develop on the "B" lease until resolution of the lawsuit with the landowners. The Company has answered the suit, denied the plaintiffs' claims, and asserted a counterclaim and affirmative defenses. The Company disputes the plaintiffs' claims and will defend the case vigorously to protect its interest in the lease. While there is no guarantee that the Company will prevail in the suit, management and their counsel believe there is a likelihood of a favorable outcome. Consequently, no adjustments or accruals were made to the financial statements with regards to this lawsuit.

  Management is not aware of any pending or threatened claims against the Company for environmental clean up or environmental related contingencies and believe there are no material liabilities that are required to be accrued or disclosed in connection with the clean up of environmental hazards related to the Company's operations.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND AGREEMENTS

  Employment Agreements - During October, 1996 the Company entered into employment agreements with two of its officers. The agreement with the president of the Company has a two year term and provides for a minimum salary of $60,000 per year during the term of the agreement. The agreement also provides for commissions of $1.50 per barrel of oil shipped in any month in excess of 2,000 barrels. Lastly, the agreement provides for stock options to purchase up to 275,000 shares of common stock. The options may be exercised at any time after September 1, 1996. [See Note 7]. The agreement with the secretary/treasurer of the Company has a two year term and provides for a minimum salary of $36,000. The secretary/treasurer also received options to purchase up to 150,000 shares of common stock which may be exercised at any time after November 12, 1996. [See Note 7].

  Rental Agreements - The Company has entered into various office space and equipment rental agreements in the normal course of its business. The agreements are on a month to month basis and, accordingly, are accounted for on a monthly basis. The minimum amounts presently being paid on those agreements is approximately $2,400 per month.

NOTE 10 - RESTRICTED CASH

  The Company has a $10,000 certificate of deposit with an interest rate of 4.60% annually. The certificate of deposit is renewed annually and is pledged as collateral for a
  performance  bond  related  to  the  Company's  oil   and   gas
  operations.

NOTE 11 - SUBSEQUENT EVENTS

  Subsequent to June 30, 1997 the Company agreed to advance funds to cover the payroll taxes related to the exercise of options by officers of the Company. The officers executed notes payable in the amount of $84,376 at 8% interest and $29,449 at 8.5% interest to the Company for the advances which will be accounted for as receivables from officers.

PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
---------

     Upland Energy Corporation, a Utah corporation (the "Company") was originally organized in Utah on January 30, 1986, under the name Upland Investment Corporation, to engage in the acquisition and/or development of assets, properties or businesses of any kind. The Company remained inactive other than raising some capital through the sale of its shares of Common Stock until 1991.

     During the 1991 fiscal year, the Company conducted negotiations with respect to the acquisition of a Florida corporation involved in the development of a fluid level monitoring system for underground fuel storage tanks. The acquisition was not completed; however, during the course of negotiations, the Company loaned such company $25,000 pursuant to the terms of a promissory note. The note has not been repaid despite demand by the Company and the Company has concluded that the note is uncollectible.

     In November 1993, the Company acquired G.S. & C., Inc., a Nevada corporation ("GSC") in a stock for stock transaction. GSC was organized under the laws of Nevada on September 1, 1993. Prior to the acquisition, the Company effected a 1-for-2 reverse split in its issued and outstanding shares of Common Stock reducing the number of shares outstanding immediately prior to the acquisition of GSC from 13,990,000 to 6,995,000. The Company then issued 25,297,500 post-split shares of its Common Stock to the shareholders of GSC in exchange for all issued and outstanding shares of GSC. In connection with the transaction, the name of the Company was changed from Upland Investment Corporation to Upland Energy Corporation to better reflect the Company's business activities. For financial statement purposes, the transaction has been accounted for as a "reverse acquisition" as if GSC had acquired the Company. As a result, the financial statements included herewith present the operations of GSC from inception and include Upland's operations only from the date of the acquisition.

     The Company is engaged through the activities of its wholly-owned subsidiary, GSC, in the business of exploring for and developing oil and gas reserves. Unless otherwise indicated, GSC and Upland are collectively referred to herein as the "Company."

     On or about November 17, 1993, GSC entered into an operating agreement (the "Operating Agreement") with KLM Exploration, Inc. and Kenneth L. Mason (collectively "KLM") pursuant to which KLM transferred to GSC certain rights and obligations of KLM under a farmout agreement (the "Farmout Agreement"), dated August 28, 1993, entered into between KLM and Williams Natural Gas Company ("Williams") with respect to certain property located in the state of Kansas commonly referred to as the McLouth Natural Gas Storage Field ("McLouth Field"). The Operating Agreement was approved by Williams and the Farmout Agreement was amended to make certain changes agreed to by the parties. GSC paid KLM $100,000 pursuant to the terms of an earlier agreement in principle as consideration for KLM entering into the Operating Agreement. Through these agreements, GSC has turned over much of the daily control of these fields to KLM and its operators. The McLouth Field was originally acquired by Williams who entered into the Farmout Agreement with KLM. The Farmout Agreement provided KLM the right and obligation to develop the McLouth Field. KLM then entered into the agreements with GS&C who paid an initial fee of $100,000 as consideration for entering into the Operating Agreement and Amended Farmout Agreement. Under the provisions of the agreements, KLM has performed the exploration, drilling and operation on the McLouth Field with the Company providing limited financial support.

     In November 1993, GSC granted an aggregate of 2 1/4% overriding royalty interest in the McLouth Field against its working interest to T. Kent Rainey, Stefanie Gillen and Tony Cox, who at the time were directors of GSC, as compensation for services rendered to GSC. The services performed by the individuals related to negotiating the Farmout Agreement on the McLouth
Field. The 2 1/4% overriding royalty will reduce the Company's percentage set forth in the above table by the amount of the overriding royalty but will not reduce the Company's obligation to pay 75% of the cost of developing the McLouth Field.

     During 1995 and 1996, the Company focused on the McLouth Field. However, under the direction of the Company's current management, Felix Ascanio and John Hobbs, the Company has changed its principal focus from the McLouth Field to the Hittle Field in central Kansas. Management refocused the Company's efforts towards the Hittle Field which, based on geological test and initial drilling results, appears more promising than the McLouth Field.
Additionally, with limited resources, the Company wanted to focus on the Hittle Field until a resolution on certain disputes regarding the Operating Agreement on the McLouth Field are achieved.

     The Hittle Field originally consisted of approximately 560 acres and was acquired for $6,000 in cash and a 15.6% royalty interest in the leases. In the first quarter of 1997, the Company expanded its lease holdings on the Hittle Field through the acquisition of an additional 920 acres at a cost of $3,800 with a 16.01% royalty interest remaining with the lessors. The Company is seeking to expand its lease holdings on the Hittle Field through the acquisition of additional acreage. There can be no assurance the Company will be successful in its efforts to acquire additional acreage. Failure to acquire additional acreage will affect future earnings potential of the Company.

     The Company has drilled two initial wells, the Lewis H-1 (the "LH-1") and the Hittle H-1 (the "HH-1"), in the Hittle Field. Both wells have shown promising results but have not been completed for production. The Company has received approval from the Kansas Corporation Commission, which must approve the completion of the wells to complete the LH-1 well with two laterals. The wells should be completed in August 1997 based on the availability of completion rigs and the open hole testing already performed. Although initial shows from the wells appear promising until the wells are complete there remains substantial uncertainty and risk as to the wells economic viability and that of the Hittle Field.

     In connection with its organization, the Company sold 3,340,000 shares of restricted common stock, par value $0.001 per share (the "Common Stock") to its original officers and directors and other founding shareholders for $12,500. In September, 1986, the Company completed an unregistered offering of 10,000,000 shares of common stock at a price of $0.0125 per share which resulted in net proceeds to the Company of approximately $98,897 after deducting sales commissions and other expenses of the offering. The offering was conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 504 of Regulation D promulgated thereunder.

     In October 1987, the Company granted options to John W. Hobbs, then a new director of the Company, entitling him to purchase up to 250,000 pre-split shares of Common Stock at a price of $0.004 per share. The options were exercised with respect to all 250,000 shares. In December, 1992, the Company granted John W. Hobbs and Milo L. Carlston, officers and directors of the Company, stock options entitling them to purchase a total of 400,000 shares of Common Stock at an exercise price equal to the book value of such shares on the date of exercise. Such options were exercised with respect to all 400,000 shares in October 1993, at an exercise price of $0.0046 per share.

     Prior to the Company's acquisition of GSC in November 1993, GSC had made the following issuance of its Common Stock: (i) 3,000,000 shares to its officers, directors and founding shareholders for $3,000; (ii) 365,834 shares to two officers and directors and one other person providing finders' services in connection with the acquisition of certain oil and gas properties in the state of Kansas; and (iii) 5,066,671 shares in a private placement to 20 investors for $304,000. As a result, immediately prior to its acquisition by the Company, GSC had 8,432,505 shares of Common Stock outstanding which were exchanged for 25,297,500 shares of the Company's Common Stock on the basis of approximately three shares of the Company for each share of GSC.

     During 1994, the Company sold 7,490,000 shares of restricted Common Stock in a private placement at a price of $0.05 per share. The Company realized net proceeds from the offering of approximately $344,516 after deducting offering costs in the amount of $29,984.

     In January 1995, the Company issued a total of 2,425,000 shares of restricted stock to officers, consultants and third party contractors as compensation for services provided to the Company. John W. Hobbs and T. Kent Rainey, officers of the Company, received 250,000 and 950,000 shares Common Stock, respectively.

     On March 20, 1995, the Company effected a 1-for-20 reverse split in its issued and outstanding shares of Common Stock which reduced the number of issued and outstanding shares from 42,207,501 to approximately 2,110,375 shares. The share and per share data set forth herein and the accompanying financial statements give effect to such reverse stock split. During the third quarter of 1996, the Company engaged in a private placement raising $350,000 through the sale of 500,000 units consisting of one share of Common Stock and one common stock purchase warrant (the "Warrants"). Each Warrant had an exercise price of $1.50 and was exercisable for a period of five years. In February 1997, 500,000 warrants were exercised raising gross proceeds of $750,000.

Liquidity and Capital Resources
---------------------------------------

     At June 30, 1997, the Company had assets of $1,381,066 which represented an increase of $402,312 in assets since December 31, 1996. The majority of the increase in assets resulted from the Company raising approximately $750,000 through the exercise of common stock purchase warrants in February and March of 1997. As a result of the Company raising the additional capital, at June 30, 1997, the Company had working capital of $419,487 with only $6,577 in liabilities.
PAGE

     The Company's working capital is being depleted as the Company continues its drilling efforts on the Hittle Field. The initial two wells, the LH-1 and the HH-1, drilled on the Hittle Field still must be completed, although the major expense associated with the wells, the drilling, has been completed.
Due to weather and equipment availability problems, the Company has been unable to complete the two wells but does intend to complete both wells based on initial shows from the wells. Until the wells are complete and additional geological and scientific study is performed on the Hittle Field, there will be a substantial amount of uncertainty as to whether the Hittle Field will ever produce oil in quantities to be profitable.

     Presently, the Company's only producing wells are in the McLouth Field which is the subject of litigation between the Company and the operator of the McLouth Field, KLM. Based on the Company's study of the McLouth Fields geological data and prior showings from the wells on the field, the Company believes the McLouth Field can produce oil in economic quantities; however, while the field remains the subject of litigation and disputes between the Company and KLM, the Company cannot look to the field to produce any significant revenue for the Company. The Company intends, regardless of the outcome of any litigation on the McLouth Field, to focus on the Hittle Field until sufficient capital is available to focus on both fields.

     With little revenue presently being produced, the Company will continue to have to rely on the sale of its securities to fund operations. Based on the working capital position of the Company, management estimates it can complete the two wells being drilled on the Hittle Field and potentially drill two or three other wells, depending on whether laterals which cost more are used. If at the completion of this drilling, sufficient revenue is not being produced from the wells to cover overhead and future drilling, the Company will have to seek additional capital, most likely through the sale of its securities. Additionally, the Company's drilling and exploration activities will continue to be delayed until sufficient capital is obtained to hire additional scientific and engineering personnel.

Results of Operations
---------------------

     For the quarter ended June 30, 1997, the Company had revenue of $29,044 which was down $18,583 from the $47,627 for the same period in 1996. For the six months ended June 30, 1997, revenue was only $49,095 which was down $41,180 for the same period in 1996. The decrease in revenue was partly due to lower oil prices but predominately due to reduce production from the McLouth Field where all of the revenue was produced. Until a resolution on the disputes with the operator of the McLouth Field are resolved or the wells on the Hittle Field are placed on line, it is likely oil revenue will be decreased.
PAGE

     Expenses for the quarter ended June 30, 1997, increased due to additional general and administrative expenses and professional fees. For the quarter ended June 30, 1997, general and administrative expenses increased to $43,460 from $28,786 for the same period in 1996. The increase related to increased activities on the Company's part with new drilling occurring which was not taking place in the same time frame in 1996. Professional fees also increased to $34,095 from $14,440 as additional accounting and legal fees were incurred related to the litigation on the McLouth Field and the Company's efforts to move into reporting status with the Securities and Exchange Commission which required filing a Form 10-SB.

     For the six months ended June 30, 1997, expenses increased substantially to $302,366 from $112,504 for the same period in 1996. This increase was principally due to general and administrative expense which increased to $217,127 from $42,843 for the same period in 1996. The majority of the increase in general and administrative expense, approximately $118,000, related to tax obligations resulting from the exercise of stock options by officers and directors of the Company.

     For the quarter ended June 30, 1997, the Company continued to have a loss. With the decrease in revenue and increase in expenses, the loss increased to $62,852 from $33,966 for the same period in the prior year. For the six months ended June 30, 1997, the Company had a loss of $236,992. The Company anticipates continued losses until production is produced on the Hittle Field. As the wells being drilled on the Hittle Field are not complete, a substantial amount of uncertainty surrounds the Company's future revenue producing ability. If wells on the Hittle Field do not produce oil in economic quantities, the future success of the Company will be very questionable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company's subsidiary GSC filed a lawsuit on October 19, 1996, against KLM Exploration Company, Inc. in the District Court of Jefferson County, Kansas. The lawsuit entitled G.S.&C., Inc. vs. KLM Exploration Company, Inc., et al., case no. 96C-92, seeks to remove KLM as operator of GSC's oil leases in the McLouth Field, and for damages in excess of $500,000 for breach of contract, and for an accounting. KLM has filed its answer denying GSC's allegations, and counterclaimed for alleged unpaid operating expenses of $5,963.02, plus damages in excess of $500,000 for breach of contract.
Williams Natural Gas has answered, and crossclaimed against KLM and counterclaimed against GSC for attorneys fees. All counterclaims and crossclaims have been answered and the parties are still in the discovery stage of the litigation. There are no pending motions and the parties are still in the discovery stage of the litigation. The Court will call a scheduling conference in the near future to set a timetable for discovery. As the case is in its early stages, the Company cannot say with any degree of certainty what the outcome will be or the potential cost of the lawsuit.
PAGE

     The Company's subsidiary GSC had a lawsuit filed against it on September 11, 1995, by the landowner of certain property in Kansas where the Company has been drilling. The lawsuit, entitled Herbert N. Edmonds and Eelsa D. Edmonds vs. G.S. & C., Inc., in the District Court of Jefferson County, Kansas, case no. 95-C-67, seeks cancellation of the lease to GSC from the plaintiff and quieting of title, plus cost, attorneys' fees and expenses. On February 8, 1996, the court granted plaintiffs leave to amend their petition to add additional parties. GSC has answered the lawsuit denying plaintiffs' claims and asserting a counterclaim and affirmative defenses. GSC filed a motion for summary judgment and the plaintiffs countered with their own motion for summary judgment both of which were heard by the court on July 30, 1997. The judge has taken the motions under advisement. At this time, the Company cannot say with any degree of certainty the potential outcome of the motions. GSC intends to vigorously defend this lawsuit and is hopeful of a positive outcome; however, as the lawsuit is in the early stages, the Company cannot say with any degree of certainty what the outcome will be or the potential cost of the lawsuit.

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
            ----------

          None


     (b)     Reports on From 8-K.
          --------------------

          None
PAGE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UPLAND ENERGY CORPORATION


Dated:  August 14, 1997               By:/S/ John W. Hobbs,
Principal                                                    Accounting, and
Chief Financial
                                         Officer