Form 10QSB
period 1997-09-30
UPLAND ENERGY CORP
filed 1997-11-14
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 1997

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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,695,378 shares of its $0.001 par value common stock as of November 13, 1997.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]
PAGE

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                     September 30,    December 31,
                                          1997            1996
                                     _____________  _____________
CURRENT ASSETS:
  Cash                                  $  211,173     $  105,472
  Oil revenue receivable                    10,111          8,745
  Interest receivable                        7,650              -
  Prepaid assets                                 -         26,778
  Short term deferred tax asset                  -         77,737
                                     _____________  _____________
          Total Current Assets             228,934        218,732

PROPERTY AND EQUIPMENT, net                 29,376          3,888

OIL AND GAS PROPERTIES, net              1,081,366        746,134

RESTRICTED CASH                             10,000         10,000
                                     _____________  _____________
                                        $1,349,676     $  978,754
                                     _____________  _____________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term notes payable
        - related party                 $     800           $800
  Accounts payable and
        accrued liabilities                 21,681        13,736
                                     _____________  _____________
         Total Current Liabilities          22,481         14,536

LONG TERM DEFERRED TAX LIABILITY                 -         77,737
                                     _____________  _____________
STOCKHOLDERS' EQUITY:
  Common stock                               3,690          2,710
  Capital in excess of par value         2,327,340      1,358,320
  Retained earnings (deficit)            (758,835)      (474,549)
                                     _____________  _____________
                                         1,572,195        886,481
  Less:  notes receivable
      for common stock                   (245,000)             -
                                     _____________  _____________
Total Stockholders' Equity               1,327,195        886,481
                                      _____________  _____________
                                        $1,349,676     $  978,754
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

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                          For the Three Months For the Nine Months
                          Ended September 30,  Ended September 30,
                  ____________________________  ____________________
                               1997      1996     1997     1996
                           __________ ________  __________ _________
REVENUE:
 Oil sales                   $ 31,537  $ 40,619   $80,632 $130,894
                           __________ _________  _________ _________
          Total Revenue        31,537    40,619   80,632   130,894
                           __________ _________  _________ _________

EXPENSES:
  Production expense           23,423    20,588   47,433    60,165
  Depreciation, depletion and
    amortization                7,129     2,447   16,105     8,612
  General and
      administrative costs     38,741    67,407  255,868   110,250
  Professional fees             6,224     6,365   50,022    21,235
  Travel expense                9,754     6,665   18,209    15,714
                           __________ _________  _________ _________
          Total Expenses       85,271   103,472  387,637   215,976
                           __________ ________  __________ _________
INCOME (LOSS) FROM OPERATIONS (53,734) (62,853) (307,005)  (85,082)

OTHER INCOME (EXPENSE):
  Interest Income               6,440       576   22,719     1,256
  Interest expense                  -         -        -     (394)
                           __________ _________  _________ _________
 Total Other Income (Expense)    6,440      576    22,719      862
                           __________ ________  _________ _________

INCOME (LOSS) BEFORE
      INCOME TAXES          (47,294)   (62,277) (284,286)  (84,220)

CURRENT TAX EXPENSE                 -         -        -         -

DEFERRED TAX EXPENSE                -         -        -         -
                           __________ _________  ________ _________
NET INCOME (LOSS)          $(47,294)  $(62,277) $(284,286) $(84,220)
                           __________ _________  ________ _________

EARNINGS (LOSS) PER
      COMMON SHARE          $ (.01)   $ (.03)   $ (.08)    $(.04)
                           __________ ________  __________ _________

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING              3,685,378  2,463,101 3,553,235 2,195,963
                           __________ ________  __________ _________


The accompanying notes are an integral part of these consolidated financial statements.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the Nine Months Ended
                                             September 30,
                                  _______________________________
                                             1997         1996
                                        ___________   ___________
Cash Flows from Operating Activities:
  Net income (loss)                       $(284,286)   $ (84,220)
                                        ___________   ___________
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Depreciation, depletion and amortization 16,105          8,612
   Change in assets and liabilities:
     (Increase) decrease in receivables    (1,365)           (34)
     (Increase) decrease in
          interest receivable               (7,650)          -
     (Increase) decrease in prepaid assets  26,778          3,500
     Increase (decrease) in notes payable        -        (9,200)
     Increase (decrease) in accounts payable 7,946       (13,633)
     Increase (decrease) in accrued liabilities  -           (79)
                                        ___________   ___________
      Total Adjustments                     41,814       (10,834)
                                        ___________   ___________
      Net Cash Provided (Used) by
        Operating Activities             (242,472)       (95,054)
                                        ___________   ___________
Cash Flows from Investing Activities:
  Purchase of property and equipment      (31,980)              -
  Additions and improvements to
       oil and gas properties            (344,847)       (47,634)
  Purchase of certificate of deposit             -       (10,000)
                                        ___________   ___________
      Net Cash (Used) by
         Investing Activities            (376,827)       (57,634)
                                        ___________   ___________
Cash Flows from Financing Activities:
  Issuance of common stock                 725,000        350,001
  Stock offering costs                           -              -
                                        ___________   ___________
      Net Cash Provided by
         Financing Activities              725,000       350,001
                                        ___________   ___________
Net Increase (Decrease) in Cash            105,701        197,313

Cash at Beginning of Period                105,472         17,619
                                        ___________   ___________
Cash at End of Period                     $211,173     $  214,932
                                        ___________   ___________




                                [Continued]

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [CONTINUED]

                                       For the Nine Months Ended
                                             September 30,
                                  _______________________________
                                             1997         1996
                                        ___________   ___________
Supplemental Disclosure of Cash Flow Information:
  Cash  paid during the nine months
     ended September 30, 1997  and  1996
  Interest                               $     -       $     -
  Income taxes                           $     -       $     -

Supplemental  Disclosure  of  Non-cash  Investing  and  Financing
Activities:
  For the nine months ended September 30, 1997
     The Company granted options to purchase 425,000 shares of common stock under employment agreements with officers. The officers exercised the options and gave notes of $55,000 and $80,000 to the Company for consideration.

     During 1996, the Company granted options for the purchase of 60,000 shares of common stock to legal counsel for services to be performed during 1997 in the amount of $25,000. The cost of the services was accounted for as a prepaid asset at December, 1996. During 1997, the prepaid asset was reversed and the legal services were accounted for as a non-cash offering expense which is offset against the proceeds from the stock offering. Options for 55,000 shares of common stock were exercised during the quarter ended September 30, 1997. The Company received notes of $110,000 for consideration.

  For the nine months ended September 30, 1996
     None













The accompanying notes are an integral part of these consolidated financial statements.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1996 audited financial statements for Upland Energy Corporation. The result of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

  The condensed consolidated financial statements include the accounts of Upland Energy Corporation ("Parent") and it's wholly-owned subsidiary GS&C, Inc. ("Subsidiary").

  Recently Enacted Accounting Standards - In February 1997, SFAS Nos. 128, "Earnings per Share" and 129, "Disclosures of Information about Capital Structure" were issued. SFAS No. 128 changes the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock. SFAS No. 129 addresses standards for disclosing information about an entity's capital structure. Although such statements are not affective until December 31, 1997, had such statements been adopted for the nine months ended September 30, 1997, the effect would not be significant.

NOTE 2 - NOTES RECEIVABLE

  During January 1997, the president and the secretary/treasurer of the Company exercised 425,000 options in connection with their employment agreements. The two officers gave notes to the Company in the amount of $55,000 and $80,000. The Company has accrued interest of $7,650 on the notes for the nine months ended September 30, 1997. [See Note 7] The notes have been accounted for as a reduction to stockholders' equity.
PAGE

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  The  following  is  a summary of property and  equipment  -  at cost,  less accumulated depreciation as of September  30,  1997 and December 31, 1996:

                                      September 30, December 31,
                                           1997     1996
                                      ______________________
    Furniture and office equipment          9,076     6,373
    Vehicle                                29,278         -
    Less:  accumulated depreciation       (8,978)   (2,485)
                                      ______________________
         Total                           $ 29,376   $ 3,888
                                      ______________________

  Depreciation expense charged to operations was $6,493 and  $852 for the nine month periods ended September 30, 1997 and September 30, 1996.


NOTE 4 - OIL AND GAS PROPERTIES

  Upon placing oil and gas properties and productive equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the period ended September 30, 1997 and year ended December 31, 1996, the Company recorded depletion of $9,612 and $9,880, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

  During January 1997, the president and the secretary/treasurer of the Company exercised 425,000 options in connection with their employment agreements. The two officers gave notes to the Company in the amount of $55,000 and $80,000. The Company has accrued interest of $7,650 to the notes for the nine months ended September 30, 1997. [See Note 7]

  During the quarter ended September 30, 1997 the Company agreed to advance funds to cover the payroll taxes related to the exercise of options by officers of the Company. The officers executed notes payable in the amount of $84,376 at 8% interest and $29,449 at 8.5% interest to the Company for the advances which will be accounted for as receivables from officers.

  During 1996 a shareholder and an officer of the Company advanced the Company $3,600. Of the $3,600 that was advanced the Company paid $3,000 during the year leaving a balance of $600. The advances are non-interest bearing.
PAGE

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30,
  1997, net deferred tax assets, before considering the valuation allowance, totaled approximately $374,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the
  Company has established a valuation allowance for all net deferred tax assets. Accordingly, because of recurring losses and the valuation allowance, there is no provision for income taxes in the accompanying statements of operations. The net change in the valuation allowance was approximately $171,000 for the nine months ended September 30, 1997. The Company has available at September 30, 1997, unused operating loss carryforwards of approximately $1,300,000, which may be applied against future taxable income and which expire in various years through 2011.

PAGE

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

  During August 1996, the Company issued 500,000 units, for cash at $.70 per unit, which consisted of one share of common stock and one common stock purchase warrant in a private placement offering. The purchase warrant is to purchase another share of common stock at an exercise price of $1.50. Total proceeds amounted to $350,000. The Company issued 50,000 shares of common stock for commissions of $35,000 in connection with the private placement offering.PAGE

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

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

  On  December  16,  1996  the Board of Directors  resolved  that
  60,000 shares of common stock be reserved for issuance upon exercise of options granted to legal counsel for services to be performed in the amount of $25,000. The exercise price for the options is $2.00, vest on December 16, 1996, and expire on December 16, 2001. The cost of the services has been accounted for as an addition to prepaid expenses and a charge to additional paid-in capital. The prepaid expense reversed during 1997 and was offset against additional paid-in capital as a stock offering expense. Options for 55,000 shares of common stock were exercised during the quarter ended September 30, 1997. The Company received notes receivable as consideration for the exercise price of the options. The notes provides for interest at 8.5% per annum. The notes also provides for annual installments of principal and interest over a five year period. The notes have been classified as a reduction to stockholders' equity on the balance sheet

  Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $210,100 was recorded as of September 30, 1997 and December 31, 1996. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The effect on net income from the adoption of Statement of Financial Accounting Standards No.
  123 "Accounting for Stock Based Compensation" would be the same.
PAGE

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

  During 1995, a lawsuit was filed against the Company by the landowners of one of the Company's three developed oil leases, generally referred to as the "B" lease. The "B" lease contains two of the Company's fifteen productive wells. During the year ended 1995 the Company chose not to produce or further develop on the "B"
  lease  until  resolution of the lawsuit  with  the  landowners.
  The Company has answered the suit, denied the plaintiffs' claims, and filed a motion for summary judgement. The motion for summary judgement was denied. The Company presently plans to appeal the denial for summary judgement. The Company disputes the plaintiffs' claims and will defend the case vigorously to protect its interest in the lease. While there is no guarantee that the Company will prevail in the suit, management and their counsel believe there is a likelihood of a favorable outcome. Consequently, no adjustments or accruals were made to the financial statements with regards to this lawsuit.

  Management is not aware of any pending or threatened claims against the Company for environmental clean up or environmental related contingencies and believe there are no material liabilities that are required to be accrued or disclosed in connection with the clean up of environmental hazards related to the Company's operations.
PAGE

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND AGREEMENTS

  Employment Agreements - During October, 1996 the Company entered into employment agreements with two of its officers. The agreement with the president of the Company has a two year term and provides for a minimum salary of $60,000 per year during the term of the agreement. The agreement also provides for commissions of $1.50 per barrel of oil shipped in any month in excess of 2,000 barrels. Lastly, the agreement provides for stock options to purchase up to 275,000 shares of common stock. The options may be exercised at any time after September 1, 1996. [See Note 7]. The agreement with the secretary/treasurer of the Company has a two year term and provides for a minimum salary of $36,000, which was subsequently raised to $48,000. The secretary/treasurer also received options to purchase up to 150,000 shares of common stock which may be exercised at any time after November 12, 1996. [See Note 7].

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

NOTE 11 - SUBSEQUENT EVENTS

  Subsequent  to  September  30, 1997, options  to  purchase
  5,000 shares of common stock were exercised for total proceeds of $10,000.



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

     On or about November 17, 1993, GSC entered into an operating agreement (the "Operating Agreement") with KLM Exploration, Inc. and Kenneth L. Mason (collectively "KLM") pursuant to which KLM transferred to GSC certain rights and obligations of KLM under a farmout agreement (the "Farmout Agreement"), dated August 28, 1993, entered into between KLM and Williams Natural Gas Company ("Williams") with respect to certain property located in the state of Kansas commonly referred to as the McLouth Natural Gas Storage Field ("McLouth Field"). The Operating Agreement was approved by Williams and the Farmout Agreement was amended to make certain changes agreed to by the parties. GSC paid KLM $100,000 pursuant to the terms of an earlier agreement in principle as consideration for KLM entering into the Operating Agreement. Through these agreements, GSC has turned over much of the daily control of these fields to KLM and its operators. The McLouth Field was originally acquired by Williams who entered into the Farmout Agreement with KLM. The Farmout Agreement provided KLM the right and obligation to develop the McLouth Field. KLM then entered into the agreements with GSC who paid an initial fee of $100,000 as consideration for entering into the Operating Agreement and Amended Farmout Agreement. Under the provisions of the agreements, KLM has performed the exploration, drilling and operation on the McLouth Field with the Company providing limited financial support.

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

     The Company has leased approximately 1840 acres on the Hittle Field and is seeking to expand its lease holdings on the Hittle Field through the acquisition of additional acreage. There can be no assurance the Company will be successful in its efforts to acquire additional acreage. Failure to acquire additional acreage will affect future earnings potential of the Company.

     The Company has drilled two initial wells, the Lewis H-1 (the "LH-1") and the Hittle H-1 (the "HH-1"), in the Hittle Field. Both wells have shown promising results but have not been completed for production. The Company has received approval from the Kansas Corporation Commission, which must approve the completion of the wells to complete the LH-1 well with two laterals; however, at present, the Company has placed only one lateral in the well.
The wells should be completed in 1997 based on the availability of completion rigs and the open hole testing already performed. Although initial shows from the wells appear promising until the wells are complete there remains substantial uncertainty and risk as to the wells economic viability and that of the Hittle Field.

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

Liquidity and Capital Resources
---------------------------------------

     At September 30, 1997, the Company had assets of $1,349,676 which represented an increase of $370,922 in assets since December 31, 1996. The majority of the increase in assets resulted from the Company raising approximately $750,000 through the exercise of common stock purchase warrants in February and March of 1997. As a result of the Company raising the additional capital, at September 30, 1997, the Company had working capital of $206,453 with only $22,481 in liabilities.

     The Company's working capital is being depleted as the Company continues its drilling efforts on the Hittle Field. The initial two wells, the LH-1 and the HH-1, drilled on the Hittle Field still must be completed, although the major expense associated with the wells, the drilling, has been completed.
Due to weather and equipment availability problems, the Company has been unable to complete the two wells but does intend to complete both wells based on initial shows from the wells. Until the wells are complete and additional geological and scientific study is performed on the Hittle Field, there will be a substantial amount of uncertainty as to whether the Hittle Field will ever produce oil in sufficient quantities to be profitable.

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

Results of Operations
---------------------

     For the quarter ended September 30, 1997, the Company had revenue of $31,537 which was down $9,082 from the $40,619 for the same period in 1996. For the six months ended September 30, 1997, revenue was only $80,632 which was down $50,262 for the same period in 1996. The decrease in revenue was partly due to lower oil prices but predominately due to reduce production from the McLouth Field where all of the revenue was produced. Until a resolution on the disputes with the operator of the McLouth Field are resolved or the wells on the Hittle Field are placed on line, it is likely oil revenue will be decreased.
PAGE

     Expenses for the quarter ended September 30, 1997, decreased to $85,271 from $103,472 for the same period in 1996. For the quarter ended June 30, 1997, general and administrative expenses decreased to $38,741 from $67,407 for the same period in 1996. The general and administrative expense was principally composed of salaries for the Company's two officers. The decrease was due to the Company being hampered in its ability to engage in its drilling activity due to adverse weather conditions and inability to obtain completion rigs for its two wells drilled. Travel expenses increased as officers of the Company attempted to settle certain litigation matters and obtain additional lease acreage on the Hittle Field. Depreciation, depletion and amortization all increased due to the increased as the Company attempted to complete its wells. As a result of the overall decrease in expenses, the Company loss less money for the quarter than in 1996 losing $53,734 from operations.

     For the six months ended September 30, 1997, expenses increased to $387,637 from $215,976 for the same period in 1996. This increase was principally due to general and administrative expense which increased to $255,868 from $110,250 for the same period in 1996. The majority of the increase in general and administrative expense, approximately $118,000, related to tax obligations resulting from the exercise of stock options by officers and directors of the Company.

     The Company anticipates continued losses until production is produced on the Hittle Field. As the wells being drilled on the Hittle Field are not complete, a substantial amount of uncertainty surrounds the Company's future revenue producing ability. If wells on the Hittle Field do not produce oil in economic quantities, the future success of the Company will be questionable. PAGE

                         PART II - OTHER INFORMATION

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

     The Company's subsidiary GSC had a lawsuit filed against it on September 11, 1995, by the landowner of certain property in Kansas where the Company has been drilling. The lawsuit, entitled Herbert N. Edmonds and Eelsa D. Edmonds vs. G.S. & C., Inc., in the District Court of Jefferson County, Kansas, case no. 95-C-67, seeks cancellation of the lease to GSC from the plaintiff and quieting of title, plus cost, attorneys' fees and expenses. On February 8, 1996, the court granted plaintiffs leave to amend their petition to add additional parties. GSC has answered the lawsuit denying plaintiffs' claims and asserting a counterclaim and affirmative defenses. GSC filed a motion for summary judgment and the plaintiffs countered with their own motion for summary judgment both of which were heard by the court on July 30, 1997. On October 10, 1997, the court filed an order denying GSC's motion for summary judgment and granted Edmonds' motion for summary judgment and ordered termination of the Edmonds B lease. The Company intends to appeal this decision. There can be no assurance of any success of the appeal.

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None
PAGE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
            ----------

          None


     (b)     Reports on From 8-K.
          --------------------

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UPLAND ENERGY CORPORATION


Dated:  November 14, 1997             By:/S/ John W. Hobbs,
Principal                                                    Accounting, and
Chief Financial
                                         Officer