Form 10QSB/A
period 1997-09-30
UPLAND ENERGY CORP
filed 1998-01-28
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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


During October, 1997, the Court ruled against the Company and ordered the termination of the Company's Edmond B Oil and Gas Lease. Management believes the court erred and intends to appeal the decision. Management further believes there is a likelihood that the Company will prevail on appeal. The Company intends, regardless of the outcome of any litigation on the Edmond B Lease, to focus its efforts on the Hittle Field until sufficient capital is available to focus on both fields. None of the Company's revenue during 1997 or 1996 was derived from the Edmond B Lease. Consequently, no accrual for loss contingency has been made for the Edmond B lease as management believes the outcome will not have a material impact on the Company's net worth or future operating results.

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


     In October 1997, the Company had an unfavorable ruling on its Edmonds B lease. Pursuant to a court order, the Company's Edmonds B lease was terminated. The Company does not feel this lease termination will have a material affect on future earnings since the Company had already refocused its operations to the Hittle Field.


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

     The Company's subsidiary GSC had a lawsuit filed against it on September 11, 1995, by the landowner of certain property in Kansas where the Company has been drilling. The lawsuit, entitled Herbert N. Edmonds and Eelsa D. Edmonds vs. G.S. & C., Inc., in the District Court of Jefferson County, Kansas, case no. 95-C-67, seeks cancellation of the lease to GSC from the plaintiff and quieting of title, plus cost, attorneys' fees and expenses. On February 8, 1996, the court granted plaintiffs leave to amend their petition to add additional parties. GSC has answered the lawsuit denying plaintiffs' claims and asserting a counterclaim and affirmative defenses. GSC filed a motion for summary judgment and the plaintiffs countered with their own motion for summary judgment both of which were heard by the court on July 30, 1997. On October 10, 1997, the court filed an order denying GSC's motion for summary judgment and granted Edmonds' motion for summary judgment and ordered termination of the Edmonds B lease. The Company intends to appeal this decision. There can be no assurance of any success of the appeal. The Company has not reserved any loss contingencies on this matter due to management's belief that the Edmonds B lease will have little effect on the Company's future profitability regardless of the outcome of the lawsuit.


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

                                      UPLAND ENERGY CORPORATION




Dated:  January 28, 1997              By:/S/ John W. Hobbs, Principal
                                         Accounting, and Chief Financial
                                         Officer