Form 10KSB
period 1997-12-31
UPLAND ENERGY CORP
filed 1999-04-29
CIK 920273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1997
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

           Commission File Number              0-22497
                                              ----------
                          Upland Energy Corporation
                     -----------------------------------
             (Exact name of registrant as specified in charter)

        Utah                                     87-0430780
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

712 Arrowhead Lane, Murray, Utah                  84107
-----------------------------------------         ----------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code (801) 281-4966
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.    [ ]

     State issuer's revenues for its most recent fiscal year:  $163,048

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at April 19, 1999, of $.437 per share, the market value of shares held by nonaffiliates would be $1,365,119.

     As of April 19, 1999, the Registrant had 3,562,192 shares of common stock issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                  PART I

                   ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION
------------------------

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

     On or about November 17, 1993, GSC entered into an operating agreement (the "Operating Agreement") with KLM Exploration, Inc. and Kenneth L. Mason (collectively "KLM") pursuant to which KLM transferred to GSC certain rights and obligations of KLM under a farmout agreement (the "Farmout Agreement"), dated August 28, 1993, entered into between KLM and Williams Natural Gas Company ("Williams") with respect to certain property located in the state of Kansas commonly referred to as the McLouth Natural Gas Storage Field ("McLouth Field"). The Operating Agreement was approved by Williams and the Farmout Agreement was amended to make certain changes agreed to by the parties. GSC paid KLM $100,000 pursuant to the terms of an earlier agreement in principle as consideration for KLM entering into the Operating Agreement. Through these agreements, GSC turned over much of the daily control of these fields to KLM and its operators. The McLouth Field was originally acquired by Williams who entered into the Farmout Agreement with KLM. The Farmout Agreement provided KLM the right and obligation to develop the McLouth Field. KLM then entered into the agreements with GS&C who paid an initial fee of $100,000 as consideration for entering into the Operating Agreement and Amended Farmout Agreement. Under the provisions of the agreements, KLM performed the exploration, drilling and operation on the McLouth Field with the Company providing limited financial support. The Company subsequently became dissatisfied with the operation of the field by KLM and filed a lawsuit to remove KLM as operator and for other damages. This lawsuit was subsequently settled and the Company became the operator of the field.

     In November 1993, GSC granted an aggregate of 2 1/4% overriding royalty interest in the McLouth Field against its working interest to T. Kent Rainey, Stefanie Gillen and Tony Cox, who at the time were directors of GSC, as compensation for services rendered to GSC. The services performed by the individuals related to negotiating the Farmout Agreement on the McLouth Field.

     During 1995 and 1996, the Company focused on the McLouth Field. However, under the direction of the Company's management, the Company has changed its principal focus from the McLouth Field to the Hittle Field in central Kansas. Management refocused the Company's efforts towards the Hittle Field which, based on geological test and initial drilling results, appears more promising than the McLouth Field. With the settlement of litigation on the McLouth field, the Company will, if and when funds are available, invest in improving some of the equipment on the field but does not intend to perform further exploration on the field until the Hittle Field is further along in its exploration process.

     The Hittle Field originally consisted of approximately 560 acres and was acquired for $6,000 in cash and a 15.6% royalty interest in the leases. In the first quarter of 1997, the Company expanded its lease holdings on the Hittle Field through the acquisition of an additional 880 acres at a cost of $3,800 with a 16.01% royalty interest remaining with the lessors. The Company is seeking to expand its lease holdings on the Hittle Field through the acquisition of additional acreage. There can be no assurance the Company will be successful in its efforts to acquire additional acreage. Failure to acquire additional acreage will affect future earnings potential of the Company.

     The Company drilled two initial wells, the Lewis H-1 (the "LH-1") and the Hittle H-1 (the "HH-1"), in the Hittle Field. Both wells initially showed promising results; however, the LH-1 well has been shut down due to water problems and will be reworked and the HH-1 is producing only approximately 30 barrels of oil per day.

     In December 1998, the Company hired Pace Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent (20%) working interest in the Hittle Field exclusive of the LH-1 and HH-1 wells.

     Under the direction of Pace Exploration, two additional wells were drilled on the Hittle Field. One of these wells has been completed for production and is producing approximately 20 barrels of oil per day. The other well is still being evaluated but may be shut down and used as a disposal well if production from the well does not improve.

     ITEM 2. DESCRIPTION OF PROPERTIES

Oil and Gas Properties
----------------------

     The Company's oil and gas properties are located in Kansas. The properties consist of two fields, the McLouth and Hittle Fields. The Company began exploration activities on the Hittle Field in late 1996 and presently has drilled four wells on the field two of which have been completed for production, one of which is still in the evaluation faze to see if completion is warranted, one which was shut down pending a recompletion. The Hittle Field is subject to a farm out agreement with Pace Exploration who receives a 20% working interest in the field. The McLouth Field has 13 producing shallow oil wells located on approximately 197 acres. (See: Part I, Item 1. "Description of Business").

     In the oil and gas industry and as used herein, the word "gross" well or acre is a well or acre in which a working interest is owned; the number of gross wells is the total number of wells in which a working interest is owned. A "net" well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

The information presented in this section is in accordance with SEC guidelines on oil and gas disclosure and in particular those found in Rule 4-10 of regulation S-X.

Wells and Acreage
-----------------

     Shown below are tabulations of the productive oil (including casinghead gas) wells and developed and undeveloped acreage owned by the Company as of December 31, 1997.

                                              Gross Acreage
                                     -------------------------------
Productive Oil Wells                 Developed           Undeveloped
--------------------                 ---------           -----------
  Gross      Net(1)                Gross   Net(2)       Gross   Net(3)
  -----      ------                -----   ------       -----   ------
    16        14.4                  190    152.50        1560    1560

-------------------

(1) Based on a 100% ownership working interest on the McLouth Field and an 80% ownership working interest on the Hittle Field.

(2) Calculated on 13 wells with a 100% ownership working interest on the McLouth Field and two wells with an 80% ownership interest on the Hittle Field.

(3) Corresponds to 940 undeveloped acres in the McLouth Field with a 100% ownership interest and 1560 undeveloped acres in the Hittle Field with 100 % ownership interest.

      Fifteen of the above oil wells are all located on the McLouth Field, which as noted above, does not figure prominently in the Company's future exploration or development program. See notes 3 and the supplemental information to the Company's December 31, 1997 and 1996, financial statements for additional information regarding the Company's oil and gas properties and producing activities and oil and gas reserves. Such information is based on a report prepared by Felix Ascanio who was the Company's president, and therefore, should not be considered independent.

Drilling Activities
-------------------

     Set forth below is a tabulation of wells completed in the period indicated in which the Company have participated and the results thereof for the three most recent years ended December 31, 1997.


                                   Year Ended December 31,
                       --------------------------------------------------
                            1995            1996             1997
                            ----            ----             ----
                       Gross    Net    Gross    Net     Gross    Net     Gross    Net
                       -----    ---    -----    ---     -----    ---     -----    ---
Exploratory:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-      -0-     -0-
     Oil                -0-     -0-     -0-     -0-      -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-      -0-     -0-

Development:
     Dry                 1     0.75     -0-     -0-      -0-     -0-      -0-     -0-
     Oil                15    11.25      3       3        2 (1)   2 (1)    2       2
     Gas                -0-     -0-     -0-     -0-      -0-     -0-      -0-     -0-
         Totals         16       12      3       3        2       2        2       2

(1) The LH-1 was subsequently shut down do to water problems.


Average Prices and Costs
------------------------

     The average sales prices of oil and gas for the current fiscal year and the three previous fiscal years are as follows:

      Average Sales Price
      -------------------
  Year Ended           Oil           Gas
  December 31       (per BBL)     (per MCF)
  -----------       ---------     ---------
     1995            $12.27            NA
     1996            $16.34            NA
     1997            $14.45            NA

Production costs for such wells per equivalent barrel, which includes lifting costs (electricity, fuel, water disposal, repairs and maintenance, pumper, transportation, etc.), and production taxes, was $3.07, $4,70, and $3.76, for the years ended December 31, 1997, 1996, and 1995, respectively. As noted all of these figures are for the McLouth Field and may not accurately reflect the cost for the wells on the Hittle Field from which there is currently no information.

Production and Sale of Oil and Gas
----------------------------------

     The oil from the McLouth Field is sold to one unaffiliated purchaser.
The sale of oil and gas is subject to price adjustments, production curtailments, and similar provision in oil and gas purchase contracts, and the sale of both oil and gas is subject to general economic and political conditions affecting the production and price of crude oil and natural gas. For the years ended December 31, 1997, and 1996, the Company produced approximately 10.711 and 14.730 barrels of oil.

                      ITEM 3. LEGAL PROCEEDINGS

     The Company on April 21, 1998, filed a lawsuit against Felix Ascanio, the former president of the Company, seeking repayment of promissory notes and a declaratory judgment on the issue of whether Mr. Ascanio was terminated for cause under the terms of his employment contract, and accordingly, entitled to no severance payments under the terms of his employment agreement. The action was subsequently settled. Under the terms of the settlement, Mr. Ascanio and the Company agreed to cancel 141,689 shares of the Company in satisfaction of Mr. Ascanio's promissory notes owed to the Company and as settlement of any amounts the Company may owe Mr. Ascanio. Mr. Ascanio also resigned as a director of the Company and agreed to the cancellation of his remaining options to purchase shares of the Company. Additionally, Mr. Ascanio entered into private transactions to sell, in a private transaction, the remainder of his shares in the Company to existing shareholders of the Company.

     The Company's subsidiary GSC filed a lawsuit on October 19, 1996, against KLM Exploration Company, Inc. in the District Court of Jefferson County, Kansas. The lawsuit entitled G.S.&C., Inc. vs. KLM Exploration Company, Inc., et al., case no. 96C-92, sought to remove KLM as operator of GSC's oil leases in the McLouth Field, and for damages in excess of $500,000 for breach of contract, and for an accounting. This action was settled in July, 1998. Pursuant to the terms of the settlement agreement, KLM turned over the operation and its interest in the McLouth Field to the Company as complete settlement of any and all claims the parties may have. The Company also agreed to pay $15,000 per year for three years to the Williams Natural Gas Co.

     The Company's subsidiary GSC had a lawsuit filed against it on September 11, 1995, by the landowner of certain property in Kansas where the Company has been drilling. The lawsuit, entitled Herbert N. Edmonds and Eelsa D. Edmonds vs. G.S. & C., Inc., in the District Court of Jefferson County, Kansas, case no. 95-C-67, sought cancellation of the lease to GSC from the plaintiff and quieting of title, plus cost, attorneys' fees and expenses. On October 10, 1997, the court filed an order granting a summary judgment motion for Edmonds' and ordered termination of the Edmonds B lease. As the Company is no longer interested in drilling on the lease, management determined that further legal action on this matter would not be cost effective and accordingly, decided not to appeal the decision.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "UPLC." Set forth below are the high and low bid prices for the Company's Common Stock for the last three years. Although the Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with low volume. Consequently, the information provided below may not be indicative of the Common Stock price under different conditions. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

September 1996                $1.875            $1.00
December 1996                 $3.125            $0.625

March 1997                    $3.875            $2.31
June 1997                     $5.625            $2.50
September 1997                $6.25             $4.25
December 1997                 $5.25             $3.50

March 1998                    $3.875            $2.625
June 1998                     $1.438            $1.188
September 1998                $1.188            $0.625
December 1998                 $1.340            $0.560

March 1999                    $1.375            $0.531

     At April 19, 1999, the high and low bid and asked price for the Common Stock was $.437 and $.375, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

      As of March 15, 1999, there were 3,562,192 shares of common stock outstanding held by approximately 126 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources
---------------------------------------

     At December 31, 1997, the Company had assets of $1,533,816. The majority of these assets, $1,254,925, represented oil and gas properties with only $236,882 in current assets. During 1997, the Company used the majority of its current assets and now must rely on loans from major shareholders and oil revenues to cover its operating expenses.

     During 1997, the Company funded its operation and exploration expenses through the sale of equity interest in the Company raising a total of $760,000 in 1997. The Company anticipates it will have to continue to rely on capital through equity infusion until its oil revenues increase. With the current oil prices, the Company does not anticipate that oil revenue will increase to profitable levels until additional wells are placed on line. The Company feels that its operating expense is low enough that it can still be profitable even given the current oil prices if it is able to increase production on its Hittle Field; however, the Company would not be able to fund further drilling and exploration levels at the current oil prices and would have to rely on investors to help fund the further drilling and exploration.

     The Company's working capital at December 31, 1997, was $14,001; however, as stated, the Company used this working capital during 1998 and presently must rely on revenue from its operation and loans from shareholders to cover ongoing operating expenses.

     In November and December 1998, the Company was able to raise an additional $240,000 through the sale of promissory notes and warrants to fund the drilling of two wells on the Hittle Field. The Company does not anticipate further drilling efforts until the spring of 1999 and at that time may be required to raise further funds.

     During 1997, the Company placed its two wells on the Hittle Field on line, the LH-1 and the HH-1. These wells both produced promising shows but have been burdened by water problems. The LH-1 has been shut down until an evaluation can be made of the best way to relieve the present water problem with the well. The HH-1 is currently producing approximately 30 barrels of oil per day.

      The Company has drilled two additional wells on the Hittle field in late 1998, early 1999. One of these wells was completed for production and the other is being evaluated to see if it will produce oil in economic quantities or be used as a disposal well.

     The Company's other producing wells are in the McLouth Field. During 1997 and the first part of 1998, the Company was able to settle the litigation associated with the McLouth Field and pursuant to the settlement became the operator of the field. Based on the Company's study of the McLouth Fields geological data and prior showings from the wells on the field, the Company believes the McLouth Field can produce oil in economic quantities; however, the Company feels its limited resources are best spent on the Hittle Field and does not intend to perform any further exploration on the McLouth field until sufficient oil revenue is being produced from the Hittle Field and oil prices increase. The Company will continue to maintain the current operating wells and service the McLouth field. The Company is, however, evaluating whether it can sell the McLouth field.

     With little revenue presently being produced, the Company will continue to rely on the sale of its securities or loans to fund operations. Based on the working capital position of the Company, management estimates the Company will need to obtain additional financing to perform further exploration on the Hittle Field.

Results of Operations
---------------------

     For the year ended December 31, 1997, the Company had revenue of $163,048 which was down $14,267 from the $177,315 for the same period in 1996. The decrease in revenue was partly due to lower oil prices but predominately due to reduce production from the McLouth Field. With oil prices continuing to be down, the Company expects revenues to remain low even with the addition of another well on the Hittle field.

     Expenses for the year ended December 31, 1997, were $540,545 which was down $24,561 from the year ended December 31, 1996, when expenses were $565,106. Expenses for the year ended December 31, 1997, were down principally due to a reduction in general and administrative expenses of $84,285. General and administrative expenses were higher in 1996 due to the recognition of compensation expenses for options issued to former officers of the Company, Felix Ascanio and Jack Hobbs. Additionally, in 1996, the Company incurred $80,510 in dryhole and exploration cost which it did not incur in 1997. Professional fees were higher in 1997 increasing to $105,333 due to the Company filing to become a reporting company with the SEC and to cover the Company's lawsuits on the McClouth Field and related leases.

     For the year ended December 31, 1997, the Company continued to suffer loses from operations with a net loss of $340,616. This loss was down from the $384,234 loss in 1996 as a result of the reduction in expenses. The Company anticipates it will continue to have a loss in 1998 as it was unable due to management problems to aggressively engage in a drilling program and place new wells on line. The Company is hopeful with the signing of the Pace Exploration contract that it will be able to place additional wells on line and maintain reduced general and administrative expenses relying on Pace Exploration for the operation of the Hittle Field. The Company will in turn maintain only limited other business operations until revenues justify an expansion of its corporate staff and other experts.

     As the two new wells being drilled on the Hittle Field are not complete, a substantial amount of uncertainty surrounds the Company's future revenue producing ability. If wells on the Hittle Field do not produce oil in economic quantities, the future success of the Company will be questionable.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                            PART III

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names of the Company's executive officers and directors and the positions held by each of them are set forth below:

Name                                       Position
----                                       --------

Lee Jackson                                President and Director
Michael L. Labertew                        Secretary, Treasurer and Director

     The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. The Company is actively searching for a third director

Biographical Information

     Set forth below is certain biographical information with respect to each of the Company's officers and directors.

     Lee Jackson, age 71, has been retired since 1993 and spends his time focusing on real estate management and investments. Prior to retiring, Mr. Jackson owned Jackson Insurance Agency which he later sold to his son. Prior to establishing his own insurance agency, Mr. Jackson was a real estate agent and broker. Mr. Jackson was employed by Allstate Insurance for 17 years where he was an agent, a commercial sales supervisor and sales manager. Mr. Jackson received his bachelor of science degree in business from the University of Utah in 1951.

     Michael Labertew, age 34, was appointed a director and subsequently secretary and treasure of the Company in 1998. Mr. Labertew is and has been for the last 9 years an attorney in Salt Lake City, Utah. Mr. Labertew has a bachelor of science degree from the University of Iowa and a Juris Doctorate from the University of Utah.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed, except Michael L. Labertew filed his form 3 late and one form 4 late; Felix Ascanio filed his form 3 late and two form 4's late; Lee Jackson filed two form 4's late; Ervin Brown filed his form 3 late and one form 4 late; and John Hobbs filed one form 4 late.

                  ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

                   SUMMARY COMPENSATION TABLE
                   --------------------------

                                                        Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Lee Jackson         1998  $38,000   -0-       -0-         -0-    10,000     -0-       -0-
President
Felix A. Ascanio    1997  $60,000   -0-       -0-         -0-      -0-      -0-       -0-
President and CEO   1996  $60,000   -0-       -0-         -0-   325,000(1)  -0-       -0-
                    1995  $45,000   -0-       -0-         -0-      -0-      -0-       -0-

(1)  Mr. Ascanio received 300,000 options at $0.20 and 25,000 options at $2.00 during 1996.
(2)  Mr. Jackson received 10,000 options at $0.625 per share in 1998.


Options/SAR Grants in Last Fiscal Year
--------------------------------------
The Following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended December 31, 1997, to the named executive officer of the Company.

                                  % of Total
               # of Securities    Options/SARS
               Underlying         Granted to                        Market Price
               Options/SARs       Employees in   Exercise or Base   on Date of
Name           Granted            Fiscal Year    Price ($/Share)    Grant         Expiration Date
----           ---------------    ------------   ----------------   ------------  ---------------
Lee Jackson           -0-              -0-                -0-               -0-             -0-
Felix Ascanio         -0-              --                 -0-               -0-             ---


Bonuses and Deferred Compensation:
---------------------------------

     None

Compensation Pursuant to Plans:
------------------------------

     All options received are pursuant to the Company's 1996 Stock Option Plan which has reserved 650,000 shares for issuance under the plan. Options are issued under the plan at the discretion of the Company's board of directors.

Pension Table:
-------------

     Not Applicable


Other Compensation:
------------------

     None

Compensation of Directors:
-------------------------

     Directors of the Company receive only $100 per directors meeting attended.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     With the departure of Mr. Ascanio and Mr. John "Jack" Hobbs, none of the Company's officers have an employment contract. One employee of the Company has an employment contract paying him $24,000 per year plus product bonus of $0.05 per barrel through December 1999.

Officer and Director Remuneration
---------------------------------

     Mr. Jackson, the Company's current president receives a salary of $3,166.67 per month and Mr. Labertew receives a salary of $0.00 per month.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 3,695,378 shares of the Company's common stock outstanding at December 22, 1998, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------

Common     Lee Jackson (1)               438,350                      11.86
           712 Arrowhead Lane
           Murray, Utah  84107

Common     The Depository Trust
            (Cede & Co.)               1,583,308                      42.85
           P.O. Box 222
           New York, New York  10274

Common     Frank Gillen                  257,011                         6.95
           175 South Main, Ste. 1240
           Salt Lake City, Utah 84111

Officers, Directors and Nominees

Common     Lee Jackson, Director        ---------See Above---------

Common     Michael Labertew              -0-                             -0-
           Secretary/Treasurer, Director

All Officers, Directors, and
 Nominees as a Group (2 Persons)         438,350                        11.86
--------------------------------
(1) Mr. Jackson owns 343,350 shares in his own name and 100,000 shares in Lee Jackson Investments. Mr. Jackson also owns 25,000 warrants and 25,000 options to purchase a like number of shares of Common Stock at an exercise price of $2.00 per share.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1997, Felix Ascanio, the Company's president, and John Hobbs, the Company's secretary, at that time, exercised options in the Company delivering promissory notes in the amount of $55,000 and $80,000, respectively, to the Company for their exercise price. The promissory notes were due January 17, 2001, with interest at eight and one half percent
(8 1/2%).
In April 1997, the Company loaned Mr. Ascanio $84,376 and Mr. Hobbs $29,449 to pay taxes due on the options exercised. Due to Messrs. Ascanio's and Hobbs' relationships to the Company, these transactions should not be considered arms length. Under the terms of a settlement agreement with Mr. Ascanio, all of his debt to the Company was canceled and 141,689 of Mr. Ascanio's shares in the Company returned to the Company for cancellation. Mr. Hobbs subsequently paid his promissory notes off.

     During 1996, a shareholder and an officer of the Company advanced the Company $3,600. Of the $3,600 that was advanced, the Company paid $3,000 back during the year leaving a balance of $600 which was paid in 1998. The advances are non-interest bearing.

     During 1998, Lee Jackson, the Company's new president loaned the Company 20,000 receiving a promissory note and for $5,000 at 10% interest due on June 1, 1999 and a promissory note for $15,000 which contains an option to convert shares of Common Stock at the rate of $0.40 per share.


             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Upland Energy Corporation

Date: April 19, 1999            By /s/Lee Jackson, President and Director
                                      (Principal Executive Officer)

CERTIFIED PUBLIC ACCOUNTANT
INDEPENDENT AUDITOR'S REPORT
----------------------------

                          INDEPENDENT AUDITOR'S REPORT
Board of Directors
UPLAND ENERGY CORPORATION AND SUBSIDIARY
Salt Lake City, Utah


We have audited the consolidated balance sheet of Upland Energy Corporation and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Upland Energy Corporation and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 5, the Company has experienced continuing operating losses the past few years and has experienced some cash flow shortages. The ultimate realization of the Company's investment in oil and gas properties is dependent upon the Company being able to economically recover and sell its oil and gas reserves and to be able to fund the maintenance and operations of its wells. Further, the Company's estimates of oil and gas reserves were produced internally by management and others who were not independent with respect to the Company. The financial statements do not include any adjustments related to the uncertainty that the Company might not recover its estimated reserves.

The Company has not presented the supplemental oil and gas information that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements. The missing supplemental information relates to reserves quantities, capitalized costs related to oil and gas production activities, results of operations of oil and gas production activities and a standardized measure of discounted future net cash flows related to reserves quantities.



/s/Pritchett, Siler & Hardy
September 1, 1998
Salt Lake City, Utah

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                                            December 31,
                                                               1997
                                                           _____________
CURRENT ASSETS:
   Cash                                                    $      37,816
   Oil revenue receivable                                         54,385
   Notes receivable   related parties                            113,825
   Advance receivable   related party                             17,049
   Interest receivable   related parties                          13,807
                                                           _____________
               Total Current Assets                              236,882

PROPERTY AND EQUIPMENT, net                                       32,009

OIL AND GAS PROPERTIES, net                                    1,254,925

RESTRICTED CASH                                                   10,000
                                                           _____________
                                                           $   1,533,816
                                                           _____________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Advances - related parties                            $         800
     Accounts payable   related party                             13,335
     Accounts payable                                            121,646
     Other accrued liabilities                                    87,100
                                                           _____________
               Total Current Liabilities                         222,881

STOCKHOLDERS' EQUITY:
     Common stock; $.001 par value, 50,000,000
      shares authorized, 3,695,378 shares issued
      and outstanding at 1997                                      3,695
      Capital in excess of par value                           2,337,335
   Retained earnings (deficit)                                  (815,165)
                                                           _____________
                                                               1,525,865
      Less: notes receivable for common stock issued            (214,930)
                                                           _____________
            Total Stockholders' Equity                         1,310,935
                                                           _____________
                                                           $   1,533,816
                                                           _____________







The accompanying notes are an integral part of this consolidated financial statement.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Years Ended
                                                   December 31,
                          ______________________________
                                                 1997          1996
                                              ___________    ___________
REVENUE:
  Oil sales                                   $   163,048    $   177,315
                                              ___________    ___________
               Total Revenue                      163,048        177,315
                                              ___________    ___________

EXPENSES:
  Production expense                               85,621         70,515
  Depreciation, depletion and
   amortization                                    44,650         11,028
  Dryhole, unsuccessful recompletions
   and exploration costs                                -         80,510
  General and administrative costs                265,169        349,454
  Professional fees                               105,333         29,719
  Travel expense                                   39,772         23,880
                                              ___________    ___________
              Total Expenses                      540,545        565,106
                                              ___________    ___________
INCOME (LOSS) FROM OPERATIONS                    (377,497)      (387,791)

OTHER INCOME (EXPENSE):
  Interest Income                                  36,881          3,951
  Interest expense                                      -           (394)
                                              ___________    ___________
               Total Other Income (Expense)        36,881          3,557
                                              ___________    ___________

INCOME (LOSS) BEFORE INCOME TAXES                (340,616)      (384,234)

CURRENT TAX EXPENSE                                     -              -

DEFERRED TAX EXPENSE                                    -              -
                                              ___________    ___________
NET INCOME (LOSS)                             $  (340,616)   $  (384,234)
                                              ___________    ___________

EARNINGS (LOSS) PER COMMON SHARE              $      (.10)   $      (.16)
                                              ___________    ___________






The accompanying notes are an integral part of these consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM DECEMBER 31, 1995 THROUGH
                             DECEMBER 31, 1997

                                                        Common Stock         Capital in     Retained
                                                  ________________________    Excess of     Earnings
                                                    Shares        Amount      Par Value     (Deficit)
                                                  ___________   __________   ___________   _____________
BALANCE, December 31, 1995                          2,110,378   $    2,110   $   768,820   $     (90,315)

Stock issued pursuant to private placement
  at $.70 per share, August 1996, net of non-
  cash offering costs of $35,000                      500,000          500       314,500               -

Stock issued pursuant to private placement
 as commissions, valued at $35,000                     50,000           50        34,950               -

Director/officer  options exercised at $.10 per
  share, November 1996 including additional
  compensation expense of $26,251 or $.52
  per share recorded in accordance with APB
  Opinion No. 25)                                      50,000           50        31,201               -

Compensation recorded, in accordance with
  APB Option No. 25, upon grant of options
  to directors/officers where the exercise price
  was less than the market price average of
  $.51 per share                                            -            -       183,849               -

Options granted for legal services to be
  rendered and accounted for as a charge to
  additional paid-in capital valued at $25,000              -            -        25,000               -

Net loss for the year ended
  December 31, 1996                                         -            -             -        (384,234)
                                                  ___________   __________   ___________   _____________
BALANCE, December 31, 1996                          2,710,378        2,710     1,358,320        (474,549)

Director/officer options exercised for notes
  receivable, January 1997, at $.20 per share         325,000          325        64,675               -

Director/officer options exercised for notes
  receivable, January 1997, at $.70 per share         100,000          100        69,900               -

Issuance of 500,000 shares common
  stock for cash, February 1997, at $1.50
  per share, net of $25,000 of offering costs         500,000          500       724,500               -

Issuance of 55,000 shares common
  stock for  notes receivable, August 1997,
  at $2.00 per share                                   55,000           55       109,945               -

Issuance of 5,000 shares common
  stock for cash, October 1997, at $2.00
  per share                                             5,000            5         9,995               -

Net loss for the year ended
  December 31, 1997                                         -            -             -        (340,616)
                                                  ___________   __________   ___________   _____________
BALANCE, December 31, 1997                          3,695,378   $    3,695   $ 2,337,335   $    (815,165)
                                                  -----------   ----------   -----------   -------------


The accompanying notes are an integral part of this consolidated financial statement.

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Increase (Decrease) in Cash
                                                      For the Years Ended
                                                         December 31,
                                                     1997           1996
Cash Flows from Operating Activities:             ___________   ___________
   Net income (loss)                              $  (340,616)  $  (384,234)
                                                  ___________   ___________
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Depreciation                                      44,650        11,029
     Non-cash expenses                                  7,145        25,000
     Additional compensation expense recorded
      in accordance with APB Opinion No. 25                 -       210,100
     Change in assets and liabilities:
      (Increase) decrease in oil revenue receivable   (45,640)        3,840
      (Increase) in advance receivable
        related party                                 (17,049)            -
      (Increase) decrease in prepaid assets             1,778       (20,334)
      (Increase) decrease in deferred tax assets       77,737       (77,737)
      (Increase) in interest receivable
        related parties                               (14,417)            -
      Increase in accounts payable   related party     13,335             -
      Increase in accounts payable                    108,010             3
      (Decrease) in other accrued liabilities          87,000           (79)
      Increase (decrease) in deferred tax liability   (77,737)       77,737
                                                  ___________   ___________
        Total Adjustments                             184,812       229,559
                                                  ___________   ___________
        Net Cash (Used) by Operating Activities      (155,804)     (154,675)
                                                  ___________   ___________
Cash Flows from Investing Activities:
   Purchase of property and equipment                 (35,233)         (500)
   Purchase of oil and gas properties                (546,329)      (92,772)
   Receipts on notes receivable                        23,535             -
   Issuance of notes receivable                      (113,825)            -
   Purchase of certificate of deposit                       -       (10,000)
                                                  ___________   ___________
        Net Cash (Used) by Investing Activities      (671,852)     (103,272)
                                                  ___________   ___________
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock             760,000       355,000
   Proceeds from notes payable   related parties            -         3,800
   Payments on notes payable   related parties              -       (13,000)
                                                  ___________   ___________
        Net Cash Provided by Financing Activities     760,000       345,800
                                                  ___________   ___________
Net Increase (Decrease) in Cash                       (67,656)       87,853

Cash at Beginning of Year                             105,472        17,619
                                                  ___________   ___________
Cash at End of Year                               $    37,816   $   105,472
                                                  ___________   ___________
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for
    Interest                                      $         -   $       394
    Income taxes                                  $         -   $         -
                                  [Continued]

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash

                                   [CONTINUED]

Supplemental Disclosure of Noncash Investing and Financing Activities:
For the year ended December 31, 1997:

Legal counsel billed the Company for legal services totaling $7,145, of which $6,535 was offset against the $20,000 note and $610 was offset against the corresponding interest accrued on the note.

Legal counsel exercised options to purchase a total of 60,000 shares of common stock, paid $10,000 cash and gave notes of $20,000 and $90,000 (for a total of $110,000) to the Company for consideration.

The prepaid asset in the amount of $25,000 was reversed and the legal services were accounted for as a non-cash offering expense which is offset against proceeds from the stock offering.

The president and secretary/treasurer exercised options to purchase a total of 425,000 shares of common stock and gave notes of $55,000 and $80,000 (for a total of $135,000), respectively, to the Company for consideration.

For the year ended December 31, 1996:
The Company issued 50,000 shares of common stock valued at $.70 per share ($35,000) for commissions in connection with the private placement offering.

The Company granted 50,000 options to purchase common stock under employment agreements with officers and recorded compensation of $26,251 in accordance with APB No. 25.

The Company granted options to purchase 425,000 shares of common stock under employment agreements with the president and secretary/treasurer.

The Company granted options to purchase 60,000 shares of common stock to legal counsel for services to be performed in the amount of $25,000. The cost of the service is a prepaid asset and a charge to additional paid-in capital.















The accompanying notes are an integral part of these consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Upland Energy Corporation ["PARENT"], was incorporated under the laws of the State of Utah on January 30, 1986 as Upland Investment Corporation. Parent changed its name to Upland Energy Corporation during November 1993. G. S. & C., Inc. ["SUBSIDIARY"], was incorporated under the laws of the State of Nevada on September 1, 1993 and is engaged in the development, production and selling of oil and gas in the State of Kansas.

During November 1993, PARENT acquired SUBSIDIARY in a transaction accounted for as a recapitalization of subsidiary in a manner similar to a reverse purchase. Accordingly, Subsidiary is treated as the purchaser entity in the transaction.

Principles of Consolidation   The consolidated financial statements include
the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Property and Equipment   Property and equipment are stated at cost.
Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method for financial reporting purposes, with accelerated methods used for income tax purposes.
The estimated useful lives of property and equipment for purposes of financial reporting range from five to seven years.

Oil and Gas Properties   The Company uses the successful efforts method of
accounting for oil and gas producing activities. Under that method, costs are accounted for as follows:

a. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred.

b. Costs of drilling exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when the wells do not find proved reserves.

c. Costs of acquiring properties, costs of drilling development wells and development-type stratigraphic test wells, and costs of drilling successful exploratory wells and exploratory-type stratigraphic test wells are capitalized.

d. The capitalized costs of wells and related equipment are amortized over the life of proved developed reserves that can be produced from assets represented by those capitalized costs. Mineral acquisition costs (leasehold) are amortized as the proved reserves are produced.

e. Costs of unproved properties are assessed periodically, and a loss is recognized if the properties are impaired.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition   The Company's revenue is generated primarily by the
production and sale of oil and gas. Revenue from oil and gas sales is recognized when the product is transferred to the purchaser.

Stocked Based Compensation   The Company accounts for its stock based
compensation in accordance with Statement of financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards.

Earnings (Loss) Per Share   Effective for the year ended December 31, 1997 the
Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented. There was no effect on the financial statements for the change in accounting principle [See Note 13].

Cash and Cash Equivalents   For purposes of the statements of cash flows, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash   The Company maintains a certificate of deposit of $10,000
for collateral for a performance bond related to its oil and gas operations.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 7].

Dividend Policy   The Company has not paid any dividends on common stock to
date and does not anticipate paying dividends on common stock in the foreseeable future.

Reclassification of Financial Statements   The financial statements for all
periods prior to December 31, 1997 have been reclassified to conform to the titles and headings used in the December 31, 1997 financial statements.

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards   In June 1997, SFAS Nos. 130,
"Reporting Comprehensive Income" and 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 requires that all items that are required to be recognized as comprehensive income be reported in a financial statement that is displayed with the same prominence as the other financial statements. SFAS No. 131 sets standards for reporting information about operating segments in the financial statements. SFAS No. 131 also sets standards for the disclosures about products, major customers, and geographical areas. SFAS No. 132 provides for disclosures about pensions and other post-retirement benefits. Although such statements are not effective until fiscal years beginning after December 15, 1997, had such statements been adopted for the periods presented, their effect on the financial statements would not have been significant. SFAS No. 133 dictates the accounting standards for Derivative Instruments and Hedging Activities and is effective for fiscal years beginning after June 15, 1999. SFAS No. 134 relates to Mortgage Backed Securities and has no applicability to the Company. Had such SFAS statements been adopted for the periods presented, their effect on the financial statements would not have been significant.

Accounting Estimates   The preparation of the financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   NOTES RECEIVABLE   RELATED PARTIES

Notes receivable, which include related parties [See Note 6], consist of the following at December 31:
                                                              1997
                                                            _________
Note receivable from an officer and shareholder of
  the Company received as consideration for exercise
  of stock options, interest at 8.5% per annum, due on
  or before January 17, 2001, unsecured and in default,
  unpaid accrued interest of $4,457.  Subsequently
  settled in full [See Note 14]                             $  55,000

Note receivable from an officer and shareholder of
  the Company in the original amount of $80,000
  received as consideration for exercise of stock
  options, interest at 8.5% per annum, due on or
  before January 17, 2001, unsecured, unpaid
  accrued interest of $13                                      56,465

Note receivable from legal counsel in the original
  amount of $20,000 received as consideration for
  exercise of stock options, interest at 8.5% per
  annum, due on or before January 17, 2001,
  unsecured, unpaid accrued interest of $0                     13,465

Note receivable from legal counsel received as
  consideration for exercise of stock options, interest
  at 8.5% per annum, due on or before January 17,
  2001, unsecured, unpaid accrued interest of $2,746           90,000

Note receivable from an officer and shareholder of
  the Company, interest at 8% per annum, due
  upon demand, unsecured, unpaid accrued interest
  of $4,808.  Subsequently settled in full [See Note 14]       84,376

Note receivable from an officer and shareholder of
  the Company, interest at 8.5% per annum, due
  on or before July 8, 1998, unsecured, unpaid
  accrued interest of $1,745.  Subsequently paid in
  full [See Note 14]                                           29,449
                                                          ___________
                                                          $   328,755
  Less:  notes receivable received for common
         stock issued                                        (214,930)
                                                          ___________
                                                          $   113,825
                                                          ___________

NOTE 3   ADVANCE RECEIVABLE   RELATED PARTY

During March 1997, the Company advanced the president of the Company $20,000, which is non-interest bearing and due upon demand. As of December 31, 1997 the unpaid balance was $15,000. Subsequent to the year ended December 31, 1997, the Company settled the advance [See Note 14].

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                  1997       1996
                                              ___________ ___________
   Furniture and office equipment             $    12,328 $     6,373
   Vehicle                                         29,278           -
   Less:  accumulated depreciation                 (9,597)     (2,485)
                                              ___________ ___________
            Total                             $    32,009 $     3,888
                                              ___________ ___________

Depreciation expense charged to operations was $7,112 and $1,148 for the years ended December 31, 1997 and 1996. Subsequent to the year ended December 31, 1997, the Company sold the vehicle to a related party [See Note 14].

NOTE 5 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the year ended December 31, 1997 and 1996, the Company recorded depletion of $37,539 and $9,880, respectively.

The estimates of oil and gas reserves used by the Company were produced internally by management and others who were not independent with respect to the Company (who subsequently are no longer employed by the Company). The Company has experienced continuing operating losses the past few years and has experienced some cash flow shortages. Due to the cash shortages management has not hired an independent reserve engineer to update its reserve information. Accordingly, the Company has not presented the supplemental oil and gas information that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements. The missing supplemental information relates to reserves quantities, capitalized costs related to oil and gas production activities, results of operations of oil and gas production activities and a standardized measure of discounted future net cash flows related to reserves quantities. Management in the past has also depended on related parties and others to provide financing plus additional capital through sale of its common stock. The ultimate realization of the Company's investment in oil and gas properties is dependent upon the Company being able to economically recover and sell a minimum quantity of its oil and gas reserves and to be able to fund the maintenance and operations of its wells. The financial statements do not include any adjustments related to the uncertainty that the Company might not recover its estimated reserves.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES [Continued]

Robinson Project   During October through December 1997, the Company entered
into five oil and gas leases for a total of 498.12 acres on the McLouth field, located in Jefferson County, Kansas. Each lease agreement provides for the Company to lease the property for a term of ten years ["PRIMARY TERM"] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease the Company pays an additional rental of $5.00 per acre per lease, the Company may defer commencement of drilling operations for an additional period of 12 months on each lease. In like manner and upon payments of $5.00 per acre per lease, the commencement of drilling operations may be further deferred (without cancellation of lease) for additional periods of 12 months each during the PRIMARY TERM. Upon production, a royalty fee of 12.5% of total sellable production is payable to the property owner of each producing lease. As of December 31, 1997, none of the five leases had operations for drilling. Subsequent to the year ended December 31, 1997, operations on all of these leases had not commenced and all of these lease agreements expired.

On December 1, 1997, the Company paid $70 and entered into an oil and gas lease for 70 acres on the McLouth field, located in Jefferson County, Kansas. The lease agreement provides for the Company to lease the property for a term of 120 days ["PRIMARY TERM"] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before March 31, 1998, the lease shall terminate. Upon production, a royalty fee of 18.8% of total sellable production is payable to the property owner. As of December 31, 1997, no operations for drilling had commenced. Subsequent to the year ended December 31, 1997, no operations for drilling had commenced and the lease terminated.

Hittle Project   During 1997, the Company included $558,861 in oil and gas
properties for the Hittle field. This included initial investments into several new leases as well as drilling costs. During September 1997, the Company began producing on the Hittle field. During April 1997, the Company entered into seven oil and gas leases for a total of 880 acres on the Hittle field, located in Cowley County, Kansas. The lease agreements provide for the Company to lease the property for a term of two or three years ["PRIMARY TERM"] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease, the Company pays an additional rental for each lease of $5.00 or $1.00 per acre depending on lease ($4,040 total for renewal of all seven leases), the Company may defer commencement of drilling operations for an additional period of 12 months. In like manner and upon payments of $5.00 or $1.00 per acre depending on lease, the commencement of drilling operations may be further deferred (without cancellation of lease) for additional periods of 12 months each per lease during the PRIMARY TERM. Upon production, a royalty fee of 12.5%, 15.6%, or 18.8%, of total sellable production is payable to property owner. As of December 31, 1997, no operations for drilling had commenced. Subsequent to the year ended December 31, 1997, operations on all of these leases had not commenced. The Company paid the $5.00 rental per acre on all of these leases and deferred commencement of drilling.

                     UPLAND ENERGY CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES [Continued]

During 1996, the Company's drilling activities included the drilling of one well. The Company also attempted to bring three existing wells back into production. The attempt was unsuccessful and the Company incurred expenses of $80,510.

During the year ended December 31, 1995, the Company included $12,532 in oil and gas properties for an initial investment in a new oil lease. The lease agreement provides for the Company to lease the property for a term of two years for the production of oil in return for a cash payment of $6,000 and a 15.6% royalty interest in the lease. In January, 1996, the company finalized the lease agreement.

During September, 1993 the Company entered into a "farm-out" agreement with Kenneth L. Mason, individually and KLM Exploration, Inc., a Kansas corporation (collectively referred to as "KLM"), wherein the Company would perform drilling and production operations on leases currently "farmed-out" to KLM from Williams Natural Gas Company. The agreement provided that KLM would assign its interests in the properties to the Company in return for a cash payment of $100,000 and a 25% working interest in the location, carried through the tanks resulting in a net royalty interest, after taking all other interest holders into account, of 58.5%. KLM would operate the wells for a fee of $75-$100 per well. The operating contract had no termination date. KLM's farm-out agreement with the other company terminates when production activities cease. During 1996, the Company filed a lawsuit against KLM who in turn filed a counterclaim against the Company. The lawsuits were settled subsequent to year end [See Notes 9 and 14].

NOTE 6 - RELATED PARTY TRANSACTIONS

Pursuant to the terms of his employment agreement, the president of the Company paid premiums on behalf of the Company for a health insurance policy. During 1997, a total of $13,335 was paid. Subsequent to December 31, 1997, the Company settled in full the amounts owed to the president [See Note 14].

During April 1997, the Company agreed to advance funds to cover the payroll taxes related to the exercise of options by the president and secretary/treasurer of the Company (see below). i) The president of the Company gave a note to the Company in the amount of $84,376 at 8% interest per annum. The note will be repaid by withholding bonuses that the president is entitled to, within the employment agreement, or may be due at any time after ninety days from July 9, 1997, upon written demand by the Company. As of December 31, 1997, no bonuses have been awarded and the unpaid balance amounted to $84,376 with accrued interest of $4,808. Subsequent to the year ended December 31, 1997, the Company terminated the employment of the president of the Company and called the president's note. The note was subsequently settled in full [See Note 14]. ii) The secretary/treasurer of the Company gave a note to the Company in the amount of $29,449 at 8.5% interest per annum. The note is due in full on or before July 8, 1998. At December 31, 1997, the unpaid balance on the note amounted to $29,449 with accrued interest of $1,745. Subsequent to the year ended December 31, 1997, this note plus corresponding interest was paid in full [See Note 2].

During March 1997, the Company advanced the president of the Company $20,000, which is non-interest bearing and due upon demand [See Note 2].

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

During January 1997, the president and the secretary/treasurer of the Company exercised stock options for the purchase of a total of 425,000 shares (325,000 shares at $.20 per share and 100,000 shares at $.70 per share) of the
Company's common stock in connection with their employment agreements.    i)
The president of the Company gave a note receivable to the Company in the amount of $55,000 at 8.5% interest per annum. This note was to be repaid in three equal installments of principle and interest per year and was to be paid in full on or before January 17, 2001. At December 31, 1997, no amounts had been paid on this note leaving a balance of $55,000 with accrued interest of $4,457. The note is currently in default as of December 31, 1997 [See Note 2]. The note has been accounted for as a reduction to stockholders' equity. Subsequent to the year ended December 31, 1997, the Company terminated the employment of the president of the Company and settled the $55,000 note [See
Note 14]. ii) The secretary of the Company gave a note to the Company in the amount of $80,000 at 8.5% interest per annum. This note was to be repaid in three equal installments of principle and interest per year and was to be paid in full on or before January 17, 2001. At December 31, 1997, the unpaid balance on the note amounted to $56,465 with accrued interest of $13 [See Note 2]. The note has been accounted for as a reduction to stockholders' equity.

During 1996 the president of the Company advanced the Company $200. The advances were non-interest bearing and as of December 31, 1997, the unpaid balance was $200. Subsequent to the year ended December 31, 1997, the Company settled the advances from the president of the Company [See Note 14].

During 1996 the secretary/treasurer of the Company advanced the Company a total of $3,600. The advances were non-interest bearing and as of December 31, 1997, the unpaid balance was $600. Subsequent to the year ended December 31, 1997, the Company paid these advances in full.

During December, 1995 the Company entered into a loan agreement with an entity related to a shareholder and director of the Company. The unsecured loan consists of a short term note payable for $10,000 with an interest rate of 12% per annum. The note provides for four monthly payments commencing January 25, 1996 and ending April 25, 1996. The $10,000 plus interest was paid in full during 1996.

NOTE 7   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1997 and 1996, the total of all deferred tax assets was $717,459 and $392,956 and the total of the deferred tax liabilities was $358,325 and $189,772. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $359,133 and $203,184 as of December 31, 1997 and 1996, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the years ended December 31, 1997 and 1996 amounted to approximately $155,949 and $152,604, respectively.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INCOME TAXES [Continued]

As of December 31, 1997 and 1996, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of $1,851,978 that expire in various years between 2001 and 2012.

The components of income tax expense from continuing operations for the years ended December 31, 1997 and 1996 consist of the following:

                                                 December 31,
                                              1997        1996
                                           __________  __________
Current income tax expense:
 Federal                                   $        -  $        -
 State                                              -           -
                                           __________  __________
   Net current tax expense                          -           -
                                           __________  __________

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting
  depreciation                             $  168,554  $   43,187
Net operating loss carryforwards             (370,050)   (118,017)
Contribution carryover                              -         (37)
Excess of financial accounting over tax
  compensation - APB 25                        77,737     (77,737)
Litigation reserve                            (32,190)          -
Valuation allowance                           155,949     152,604
                                           __________  __________
    Net deferred tax expense               $        -  $        -
                                           __________  __________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                 December 31,
                                              1997        1996
                                           __________  __________
Computed tax at the expected federal
  statutory rate                           $ (115,810) $ (130,639)
Other                                            (357)        (78)
Excess of financial accounting over tax
  compensation - APB 25                       (29,563)    (10,115)
State income taxes, net of federal income
  tax benefits                                (10,219)    (11,527)
Net operation loss carryforwards                    -       4,612
Valuation allowance                           155,949     147,747
                                           __________  __________
Computed tax at the effective income
  tax rates                                $        -  $        -
                                           ==========  ==========

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   INCOME TAXES [Continued]

     The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 1997 and 1996:

                                               1997         1996
                                           ____________  ____________
Excess of tax over book accounting
  depreciation                                 (358,325)     (189,772)
Excess of financial accounting over
  tax compensation - APB 25                           -        77,737
Contribution carryover                               37            37
NOL carryforwards                               685,232       315,182
Litigation reserve                               32,190             -

As of December 31, 1997 and 1996, the deferred taxes reflected in the consolidated balance sheet are as follows:

                                               1997         1996
                                           ____________  ____________
   Short term asset (liability)            $          -  $     77,737
   Long term asset (liability)             $          -  $    (77,737)

NOTE 8 - COMMON STOCK TRANSACTIONS

During August through October 1997, the Company's legal counsel exercised a total of 60,000 options to purchase 60,000 shares of the Company's common stock at $2.00 per share. The options had previously been granted during 1996 in connection with services to be performed in 1997. The Company received cash of $10,000 and two notes receivable totaling $110,000 (a $90,000 note and a $20,000 note) as consideration for the exercise price of the options. Both notes provide for interest at 8.5% per annum and are to be repaid in full on or before January 17, 2001. The note for $90,000 may be paid for by the cancellation of obligations owed by the Company for legal services. The Company received total proceeds of $120,000. Both notes have been classified as a reduction of stockholders' equity on the balance sheet.

During January 1997, the president of the Company exercised options for a total of 275,000 shares of common stock at $.20 per share. The options had previously been granted during 1996 in connection with an employment agreement. The Company received a note receivable as consideration for the exercise price of the options [See Notes 2 and 6].

During January 1997, the secretary/treasurer of the Company exercised options for a total of 150,000 shares of common stock. The first 50,000 shares were exercised at $.20 per share and the remaining 100,000 shares were exercised at $.70 per share. The options had previously been granted during 1996 in connection with an employment agreement. The Company received a note receivable as consideration for the exercise price of the options [See Notes 2 and 6].

On December 16, 1996 the Board of Directors resolved that 60,000 shares of common stock be reserved for issuance upon exercise of options granted to legal counsel for services to be performed in the amount of $25,000. The exercise price for the options is $2.00, the options vest on December 16, 1996, and the options expire on December 16, 2001. The cost of the legal services has been accounted for as an addition to prepaid expenses and a charge to additional paid-in capital. The prepaid expense reversed during 1997 and was offset against additional paid-in capital as a stock offering expense.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK TRANSACTIONS [Continued]

On December 15, 1996 the Board of Directors resolved that 100,000 shares of common stock be reserved for issuance upon exercise of options granted to four officers of the Company. The exercise price for the options is $2.00, vest on December 15, 1996 and expire on December 15, 2001. Subsequent to the year ended December 31, 1997, 25,000 of these options were cancelled as part of the settlement agreement with the president of the Company [See Note 14].

During November 1996 the Company's officers exercised options previously granted for 50,000 shares of common stock at $0.10 per share. Total proceeds amounted to $5,000.

During November, 1996 the Board of Directors resolved that 150,000 unissued shares of common stock be granted upon exercise of options, under a stock option plan, be granted to an officer of the Company under the terms of his employment agreement with the Company. Of the 150,000 options granted, 50,000 options have an exercise price of $.20, vest on November 12, 1996 and expire on August 31, 1998. The remaining 100,000 options have an exercise price of $.70, vest on November 12, 1996 and expire on August 31, 1998.

On October 1, 1996, the Board of Directors resolved that 120,000 (initial shares) and 155,000 (restricted shares) unissued shares of common stock be granted upon exercise of options granted to an officer of the Company under the term of his employment agreement with the Company. The 120,000 (initial shares) and 155,000 (restricted shares) options have an exercise price of $.20, vest on September 1, 1996 and expire on August 31, 1998.

Private Offering   During August 1996, the Company issued 500,000 units, for
cash at $.70 per unit, which consisted of one share of common stock and one common stock purchase warrant in a private placement offering. The purchase warrant is to purchase another share of common stock at an exercise price of $1.50. Total proceeds amounted to $350,000. The Company issued 50,000 units of common stock and warrants for commissions of $35,000 in connection with the private placement offering. During February, 1997, the Company made an offering to the holders of the Company's currently outstanding common stock purchase warrants who exercised their existing warrants by February 21, 1997, to receive one new common stock purchase warrant (exercisable into one share of common stock at an exercise price of $2.00 per share) for every two existing warrants exercised. The offering was exempt from registration with the Securities and Exchange Commission under Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended. The existing warrants were exercisable into one share of common stock at an exercise price of $1.50 per share. During February 1997, 500,000 of the existing warrants were exercised and the Company received total proceeds of $750,000.

Warrants   At December 31, 1997, the Company had 250,000 warrants outstanding to purchase common stock at $2.00 per share and 50,000 warrants to purchase common stock at $1.00 per share. The warrants all have a three year life.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK TRANSACTIONS [Continued]

Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $210,100 was recorded in 1997 and 1996 respectively. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The effect on net income from the adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" would be the same.

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1997 risk-free interest rates of 6.33% expected dividend yields of zero, expected life of 5 years, and expected volatility 78%.

A summary of the status of the options granted under the Company's stock option plan at December 31, 1997 and 1996, and changes during the periods then ended is presented in the table below:

                                   Year Ended                Year Ended
                               December 31, 1997          December 31, 1996
                            _______________________     _____________________
                                       Weighted Average       Weighted Average
                                           Exercise                Exercise
                               Shares       Price      Shares       Price
                              ________   ___________  ________    ____________
Outstanding at
  beginning of period          525,000   $       .64    375,000   $        .19
Granted                         60,000          2.00    525,000            .64
Exercised                     (485,000)          .32    (50,000)           .10
Forfeited                            -             -          -              -
Canceled                             -             -   (325,000)           .20
                              ________   ___________   ________   ____________
Outstanding at end of Period   100,000   $      2.00    525,000            .64
                              ________   ___________   ________   ____________
Weighted average fair value
  of options granted            60,000   $       .00    525,000   $        .35
                              --------   -----------    -------   ------------

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK TRANSACTIONS [Continued]

A summary of the status of the options outstanding under the Company's stock option plan at December 31, 1997 is presented below:

                    Options Outstanding              Options Exercisable
           ___________________________________    __________________________
                           Weighted      Weighted                    Weighted
Range of                    Average       Average                    Average
Exercise      Number       Remaining     Exercise        Number     Exercise
 Prices    Outstanding  Contractual Life   Price      Exercisable     Price
--------  ------------ ----------------  -----------  ------------  ----------
  2.00       100,000        5 years         2.00         100,000       2.00
--------  ------------ ----------------  -----------  ------------  ----------
             100,000                                     100,000

The Company accounts for options agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Had compensation cost for these options been determined, based on the fair value at the grant dates for awards under these agreements, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been the proforma amounts as indicated below:

                                        For the Years Ended
                                             December 31,
                                      ____________________________
                                         1997             1996
                                      ___________      ___________
Net Loss applicable to
common stockholders      As reported  $  (340,616)     $  (384,234)
                         Proforma     $  (340,694)     $  (384,234)

Earnings per Share       As reported  $      (.10)     $      (.16)
                         Proforma     $      (.10)     $      (.16)

NOTE 9 - CONTINGENCIES

Litigation   The Company may become or is subject to investigation, claim or lawsuit ensuring out of the conduct of its business, including those related to environmental, safety and health, commercial transactions, etc. The Company is currently not aware of any such items, which it believes could have a material adverse affect on its financial position.

During 1996, the Company filed a lawsuit against an operator of the wells in the McLouth field. The Company claims the operator failed to service, maintain, and operate the wells in a reasonable manner. The Company was asking for damages in excess of $500,000. The operator asserted a counterclaim against the Company for breech of contract alleging damages in excess of $500,000. Subsequent to the year ended December 31, 1997, the Company negotiated a settlement agreement with the operator wherein the Company would prepay the plugging costs in the amount of $15,000 in 1998, $15,000 in 1999 and $15,000 in 2000. All lawsuits and countersuits were dropped and the Company took over as operator of the wells in the McLouth field [See Note 14].

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CONTINGENCIES [Continued]

During 1995, a lawsuit was filed against the Company by the landowners of one of the Company's three developed oil leases in the McLouth field, generally referred to as the "B" lease. The "B" lease contains two of the Company's fifteen productive wells. During the year ended 1995 the Company chose not to produce or further develop on the "B" lease until resolution of the lawsuit with the landowners. The Company has answered the suit, denied the plaintiffs' claims, and asserted a counterclaim and affirmative defenses. The Company disputed the plaintiffs' claims and defended the case vigorously to protect its interest in the lease. During October 1997, the district judge entered an order granting summary judgement in favor of the plaintiffs and decreed cancellation of the "B Lease". It is management's and their counsel's opinion that the court's entry of summary judgement for plaintiffs was erroneous under both the facts and the law. However, management subsequently determined during 1998 not to appeal the summary judgement. Management believes the amount of the liability in the case will approximate $87,000. Consequently, an allowance of $87,000 was made to the financial statements with regards to this lawsuit and has been included in other accrued liabilities on the balance sheet. Settlement is expected to occur within the next year.

Subsequent to the year ended December 31, 1997, the Company became involved in litigation with the president of the Company [See Note 14].

NOTE 10 - COMMITMENTS AND AGREEMENTS

Employment Agreements   During December, 1997 the Company entered into an
employment agreement with the production supervisor. The agreement has a one year term and provides for a minimum salary of $24,000 per year during the term of the agreement. The agreement also provides for a production bonus of five cents per barrel on all oil produced on the company's Hittle Field in Kansas and any subsequent field developed by the Company during the term of this agreement. Subsequent to the year ended December 31, 1997, the Company extended the employment agreement with the production supervisor for another year.

During October, 1996 the Company entered into employment agreements with two of its officers. The agreement with the president of the Company has a two year term and provides for a minimum salary of $60,000 per year during the term of the agreement. The agreement also provides for commissions of $1.50 per barrel of oil shipped in any month in excess of 2,000 barrels. Lastly, the agreement provides for stock options to purchase up to 275,000 shares of
common stock.   The options may be exercised at any time after September 1,
1996 [See Note 8]. Subsequent to the year ended December 31, 1997, the Company terminated the employment of the president of the Company [See Note 14]. The agreement with the secretary/treasurer of the Company has a two-year term and provides for a yearly minimum salary of $36,000. The secretary/treasurer also received options to purchase up to 150,000 shares of common stock which may be exercised at any time after November 12, 1996 [See
Note 8]. Subsequent to the year ended December 31, 1997, the secretary/treasurer terminated his employment with the Company. These employment agreements amended any prior employment agreements and canceled any options granted in the prior employment agreements.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND AGREEMENTS [Continued]

Rental Agreements   The Company has entered into various office space and
equipment rental agreements in the normal course of its business. The agreements are on a month to month basis and, accordingly, are accounted for on a monthly basis. The minimum amounts presently being paid on those agreements is approximately $2,400 per month. Subsequent to the year ended December 31, 1997, the Company terminated its office space agreements and entered into an additional equipment rental agreement with monthly payments of $1,795 [See Note 14].

NOTE 11 - RESTRICTED CASH

The Company has a $10,000 certificate of deposit with an interest rate of 4.60% annually. The certificate of deposit is renewed annually and is pledged as collateral for a performance bond related to the Company's oil and gas operations.

NOTE 12   CONCENTRATION OF CREDIT RISKS

The Company sells substantially all of its oil production to two purchasers because it is able to negotiate more favorable terms with the purchasers. If the purchasers stopped buying products from the Company, the Company would be forced to contract with other purchasers available in the areas where the oil is produced. The effect of a purchaser pulling out would at least put a temporary downward pressure on prices in the area but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that its oil is a commodity that is readily marketable and that the marketing method it follows is typical of similar companies in the industry.

NOTE 13   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1997 and 1996:

                                                     For The Years Ended
                                                          December 31,
                                                   __________________________
                                                       1997           1996
                                                    ___________   ___________
Income (loss) from continuing operations applicable
   to common stock                                  $  (340,616)  $  (384,234)
                                                    ___________   ___________
Income (loss) available to common stockholders
   used in earnings (loss) per share                $  (340,616)  $  (384,234)
                                                    ___________   ___________
Weighted average number of common shares used in
   earnings (loss) per share outstanding during
   the period                                         3,565,542     2,342,072
                                                    ___________    __________

Dilutive earnings per share was not presented, as its effect was anti-dilutive for the years ended December 31, 1997 and 1996.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS

Options   During August 1998, the Company granted its legal counsel options to purchase 50,000 shares of the Company's common stock at $1.00 per share. However, during November 1998, the Company canceled these options and granted legal counsel options to purchase 50,000 shares of the Company's common stock at $.625 per share. During August 1998, the Company granted a new director of the Company options to purchase 10,000 shares of the Company's common stock at $1.00 per share. However, during November 1998, the Company canceled these options and granted the shareholder options to purchase 10,000 shares of the Company's common stock at $.625 per share. Also during November 1998, the Company granted two officers and shareholders of the Company options to purchase 20,000 shares (10,000 shares each) of the Company's common stock at $.625 per share.

Sale of vehicle   During April 1998, the Company sold its vehicle to an
officer of the Company. The vehicle was sold with terms equivalent to an arms length transaction. The vehicle and corresponding accumulated depreciation will be shown as disposed during 1998.

Office space   Subsequent to the year ended December 31, 1997, the Company terminated its office space leases in Lawrence, Kansas and Salt Lake City, Utah, and an officer and director of the Company is providing office space, at his own office in his personal residence, at no cost to the Company.

Change of officers and directors   During May 1998, the Company terminated the
employment of the president of the Company and settled the litigation between the Company's president and the Company. Also during May 1998, the president of the Company resigned as president and a Board of Director of both the Company and Subsidiary and the secretary/treasurer of the Company became the acting president of both the Company and Subsidiary. During August 1998, the Company elected an additional member to the Board of Directors. During October 1998, the secretary/treasurer (acting president) cancelled his employment and resigned as secretary/treasurer (acting president) and a Board of Director of the Company and Subsidiary. During November, the Company elected a new president and a new secretary/treasurer of the Company and Subsidiary. Any reference to the president and secretary/treasurer in the financial statements refers to the former president and former secretary/treasurer.

Litigation   During May 1998, the Company settled the litigation between the president of the Company and the Company by purchasing 141,689 shares of the Company's common stock from the president (to be canceled) for $1.00 per share. Total proceeds of $141,689 plus $13,535 ($200 advance from the president and $13,335 paid for insurance by the president) owed to the president were in payment of: i) The $55,000 note for exercise of options plus corresponding interest at settlement date of $6,250. ii) The $84,376 note for payroll taxes from exercise of options plus corresponding interest at settlement date of $7,396. iii) The $20,000 non-interest bearing advance which amounted to $2,200 at settlement date.

During February 1998, the Company settled litigation with KLM. As settlement of the litigation, KLM turned over the operation and its interest in the McLouth field to the Company and the Company agreed to pay $1,500 for certain equipment. The Company as operator of the McLouth field agreed to pay to Williams Natural Gas Company the plugging costs of $15,000 in 1998, $15,000 in 1999 and $15,000 in 2000 and negotiate a certificate of deposit.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS [Continued]

Notes payable   During May through September 1998, the secretary/treasurer paid $29,350 in cash and applied $17,650 in back wages towards his two notes ($80,000 note for exercise of options from his employment agreement and $29,449 note for the payroll taxes on exercising options from his employment agreement). The payments were applied first to the note for the payroll taxes, paying this note in full during July 1998, and the remainder was applied to the note for exercise of options. During April through August 1998, a shareholder of the Company loaned the Company a total of $13,000. These loans are non-interest bearing and are payable upon demand. During April 1998 $3,000 was paid on these loans.

During September through December 1998, an officer and shareholder of the Company loaned the Company a total of $35,000 (a total of three loans). The first loan of $15,000 was converted to 37,500 shares of the Company's common stock at $.40 per share during December 1998. The second loan of $15,000 was included as part of the promissory note and warrant subscription agreement during December 1998. The remainder note (the third note) of $5,000 remained outstanding and is due June 1999. This note bears interest at 10% and is convertible at the option of the holder into shares of the Company's common stock at $1.00 per share.

Promissory Notes and Warrants   During November through December 1998, the
Company raised an additional $240,000 in financing by issuing convertible promissory notes with redeemable warrants in units of $5,000 each. Each unit consisted of a convertible promissory note for $5,000 and 5,000 redeemable warrants to purchase the Company's common stock at $.0875 per share. The convertible promissory notes are for one year, bear interest at 12% per annum, and are secured by the oil production from the Company's Hittle Field in Central Kansas. The promissory notes are convertible into the Company's common stock, at the holder's option, at the rate of one share for each $1.50 of principal and accrued but unpaid interest. The warrants are exercisable for two years from the date of exercising the promissory note. Each warrant is redeemable at the redemption price of $.10 per warrant on the Company's 30 day written notice to the holders if the closing bid price for the Common Stock as reported on the National Associations of Securities Dealers Electronic Bulletin Board is $1.50 per share or more for ten consecutive trading days or is $1.50 per share or more for 15 trading days in any 30 trading day period.

Operating agreement   During December 1998, the Company hired Pace Exploration
to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty-percent working interest in the Hittle Field.

New Wells   The Company is currently drilling two additional wells on the
Hittle Field. These wells have not yet been completed for production although initial shows are promising. The Company, however, will have to perform further evaluations on these wells before completing them for production.

Compressor rental agreement   During May 1998, the Company entered into an
equipment rental agreement for the rental of a three-stage natural gas compressor package on the Edmond's "A" Lease in the McLouth field. The rental term is for one year and requires monthly payments of $1,795.