Form 10QSB/A
period 1997-09-30
UPLAND ENERGY CORP
filed 1999-05-26
CIK 920273

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number:  33-94318-C


                          AMERICAN TIRE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                                           87-0535207
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1643 NEVADA HIGHWAY, BOULDER CITY, NEVADA                       44266
-----------------------------------------                 -------------------
(Address of principal executive offices)                      (Zip Code)

                                (330) 296-8778
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of each of the issuer's classes of common stock, was 3,297,248 shares of common stock, par value $0.001, as of November 30, 1997.

                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of September 30, 1997; the related audited balance sheet of the Company as of June 30, 1997; the related unaudited statements of operations and cash flows for the three month period ended September 30, 1997 and 1996 and from January 30, 1995 (inception) through September 30, 1997; and the unaudited statement of shareholders' equity for the period from January 30, 1995 (inception) through September 30, 1997 are attached hereto and incorporated herein by this reference

     Operating results for the three month period ended September 30, 1997 is not necessarily indicative of the results that can be expected for the Company's fiscal year ending June 30, 1998.

                    AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                  SEPTEMBER 30,     JUNE 30,
                                                     1997             1997
                                                 ------------     ------------
                                                  (Unaudited)      (Unaudited)
Current Assets:
   Cash and cash equivalents                     $     80,263     $   501,449
   Accounts receivable                                119,387          73,922
   Accounts receivable - related party                  1,200           2,237
   Inventory                                          289,348         303,704
   Prepaid expenses                                    58,129          91,320
                                                   ----------      ----------
          Total Current Assets                        548,327         972,632
                                                   ----------      ----------
Property and Equipment
   Land                                                59,000          59,000
   Building and improvements                          277,246         278,501
   Equipment and vehicles                             694,885         660,793
   Furniture and fixtures                              32,042          32,808
      Less: accumulated depreciation                 (181,324)       (150,627)
                                                   ----------      ----------
                                                      881,849         880,475
                                                   ----------      ----------

Other Assets:
   Patents                                             30,145          24,822
   Deposits                                               854           4,414
   Goodwill and technology                          1,603,355       1,694,111
                                                   ----------      ----------
          Total Other Assets                        1,634,354       1,723,347
                                                   ----------      ----------
TOTAL ASSETS                                       $3,064,530      $3,576,454
                                                   ==========      ==========











The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  SEPTEMBER 30,     JUNE 30,
                                                      1997            1997
                                                 ------------     ------------
                                                  (Unaudited)      (Unaudited)
Current Liabilities:
   Accounts payable                              $    256,430     $    69,077
   Accounts payable - related parties                  51,308         150,000
   Accrued expenses                                    15,913          16,032
   Line of credit                                      63,159          55,380
                                                   ----------      ----------
          Total current liabilities                   386,810         290,489
                                                   ----------      ----------
TOTAL LIABILITIES                                     386,810         290,489

Stockholder Equity:
   Preferred stock, par value $0.001,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                             -               -
   Common stock, par value $0.001, 25,000,000
    shares authorized, 3,297,248 and 4,561,748
    shares issued and outstanding, respectively         3,297           4,562
   Additional paid-in capital                       5,367,826       5,582,811

   Stock subscription receivable                         -            (50,000)

  Currency transactions adjustment                      8,385           2,984

  Deficit accumulated during the development stage (2,701,788)     (2,254,392)
                                                   ----------      ----------

          Total stockholders' equity                2,677,720       3,285,965
                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $3,064,530      $3,576,454
                                                   ==========      ==========
















The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                        From
                                                        For the        For the      Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1997           1996           1997
                                                     ------------   ------------    ------------
NET SALES                                            $    106,058   $       -       $    175,576

COST OF SALES                                              85,339           -            133,221
                                                     ------------   ------------    ------------
GROSS PROFIT                                               20,719           -             42,355
                                                     ------------   ------------    ------------
EXPENSES
 Consulting                                                38,070           -            522,862
 Payroll and payroll taxes                                172,621         66,503         946,968
 Depreciation and amortization                            121,453         10,870         350,315
 Bad debt expense                                            -              -             21,112
 Selling, general and administrative                      134,423         48,293         907,181
                                                     ------------   ------------    ------------

    Total Expenses                                        466,567        126,296       2,748,438
                                                     ------------   ------------    ------------
INCOME BEFORE OTHER INCOME (EXPENSES)                    (445,848)      (126,296)     (2,706,083)
                                                     ------------   ------------    ------------
OTHER INCOME (EXPENSES)
 Other income                                                 442           -             56,538
 Interest income                                            2,197          1,717          31,618
 Interest expense                                          (4,187)       (22,745)        (80,199)
 Loss on disposition of assets                               -              -             (3,662)
                                                     ------------   ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                              (1,548)       (21,028)          4,295

                                                     ------------   ------------    ------------
NET LOSS                                             $   (447,396)  $   (147,324)   $ (2,701,788)
                                                     ============   ============    ============

NET LOSS PER SHARE                                   $      (0.11)  $      (0.04)
                                                     ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES                       3,932,248      3,943,677
                                                     ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity

                                                                                         Deficit
                                                                                        Accumulated
                                                 Additional  Currency       Stock       During the
                              Common Stock        Paid-in   Translation  Subscription   Development
                            Shares      Amount    Capital    Adjustment   Receivable       Stage
                          ----------  ---------  ---------  -----------  ------------  -------------

BALANCE, January 30, 1995
 (Inception)                    -     $    -     $     -     $     -     $       -     $       -

Common stock issued for
 cash during February
 1995 at $0.001 per share  2,510,000      2,510        -           -             -             -

Common stock issued for
 services rendered in
 February 1995 at $0.10
 per share                   300,000        300      29,700        -             -             -

Common stock issued for
 services rendered during
 April 1995 at $1.00 per
 share                       100,000        100      99,900        -             -             -

Common stock issued for
 notes receivable valued
 at $1.00 per share          170,000        170     169,830        -          170,000          -

Repayment of stock
 subscriptions receivable
 with cash or services
 rendered                       -          -           -           -          (76,100)         -

Common stock issued for
 cash at $1.00 per share     720,000        720     719,280        -             -             -

Stock offering costs            -          -        (78,271)       -             -             -

Net loss for the period
 ended June 30, 1995            -          -           -           -             -         (248,630)
                          ----------  ---------  ----------  ----------  ------------  ------------
Balance, June 30, 1995     3,800,000      3,800     940,439        -           93,900      (248,630)

Common stock issued for
 cash at $6.00 per share      40,642         41     243,811        -             -             -

Stock offering costs            -          -         (1,600)       -             -             -

Repayment of stock
 subscriptions receivable
 by providing services          -          -           -           -           (8,900)         -

Net loss for the year
 ended June 30, 1996            -          -           -           -             -         (596,090)
                          ----------  ---------  ---------- -----------  ------------  ------------
Balance, June 30, 1996     3,840,642  $   3,841  $1,182,650 $      -     $     85,000  $   (844,720)
                          ----------  ---------  ---------- -----------  ------------  ------------


The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Deficit
                                                                                        Accumulated
                                                 Additional  Currency       Stock       During the
                              Common Stock        Paid-in   Translation  Subscription   Development
                            Shares      Amount    Capital    Adjustment   Receivable       Stage
                          ----------  ---------  ---------  -----------  ------------  -------------

Balance, June 30, 1996     3,840,642  $   3,841  $1,182,650 $      -     $     85,000  $   (844,720)

Cancellation of common
 stock                       (34,977)       (35)   (209,827)       -             -             -

Common stock issued for
 cash at $6.00 per share
 pursuant to public
 offering                    344,083        344   2,064,154        -             -             -

Stock offering costs            -          -       (307,509)       -             -             -

Common stock issued in lieu
 of debt at $6.00 per share
 during November 1996         27,000         27     161,973        -             -             -

Common stock issued for
 cash at $6.00 per share
 during January 1997         155,000        155     929,845        -             -             -

Common stock issued to
 acquire UTI Chemicals
 (Europe) Limited at $7.75
 per share                   200,000        200   1,549,800        -             -             -

Common stock issued for
 services rendered at
 $6.125 per share during
 February 1997                15,000         15      91,860        -             -             -

Common stock issued for
 services rendered at
 $7.99 per share during
 June 1997                    15,000         15     119,865        -             -             -

Repayment of stock
 subscriptions receivable
 by providing services          -          -           -           -          (40,000)         -

Interest accrual on stock
 subscription receivable        -          -           -           -            5,000          -

Currency translation
 adjustment                     -          -           -          2,984          -             -

Net loss for the year
 ended June 30, 1997            -          -           -           -             -       (1,409,672)
                          ----------  ---------  ----------  ----------  ------------  ------------
Balance, June 30, 1997    $4,561,748  $   4,562  $5,582,811  $    2,984  $     50,000  $ (2,254,392)
                          ----------  ---------  ----------  ----------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Continued)

                                                                                         Deficit
                                                                                        Accumulated
                                                 Additional  Currency       Stock       During the
                              Common Stock        Paid-in   Translation  Subscription   Development
                            Shares      Amount    Capital    Adjustment   Receivable       Stage
                          ----------  ---------  ---------  -----------  ------------  -------------
Balance, June 30, 1997    $4,561,748  $   4,562  $5,582,811  $    2,984  $     50,000  $ (2,254,392)

Common Stock issued in
  July 1997 for services
  rendered by exercising
  stock option issued at
  $2.50 per share              5,500          5      13,745        -              -            -

Cancellation of
  common stock            (1,270,000)    (1,270)   (228,730)       -              -            -

Repayment of stock
  subscription
  receivable
  with cash                     -          -           -           -           (50,000)        -

Currency translation
  adjustment (unaudited)        -          -           -          5,401           -            -

Net loss for the period
  ended September 30, 1997
  (unaudited)                   -          -           -           -              -        (447,396)
                             ______     ______       ______      ______         _______     _______

Balance at
  September 30, 1997
  (Unaudited)            $3,297,248    $ 3,297   $5,367,826     $ 8,385         $ -     $(2,701,788)
                         ==========    =======   ==========     =======         =======   =========


The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1997           1996           1997
                                                     ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             $   (447,396)  $   (147,324)   $ (2,701,788)
 Adjustments to Reconcile Net (Loss) to
  Net Cash (Used) by Operating Activities:
    Depreciation and amortization                         121,453         10,870         350,315
    Currency Translation                                    5,401           -              8,385
    Bad debt expense                                         -              -             21,112
    Loss on disposition of assets                            -              -              3,662
    Common stock issued for services                       13,750           -            355,505
    Services provided in lieu of cash payment
     on subscriptions receivable                             -              -             75,000
    Common stock issued in lieu of debt                      -              -            162,000
  Changes in Assets and Liabilities:
     (Increase) decrease in accounts receivable           (44,428)        (3,868)       (120,587)
     (Increase) decrease in inventory                      14,356           -           (289,348)
     (Increase) decrease in prepaid expenses               33,191          2,783         (58,129)
     (Increase) decrease in other assets                   (1,763)        (2,259)        (30,999)
     Increase (decrease) in accounts payable and
      accrued expenses                                    187,234        (86,630)        272,343
     Increase (decrease) in accounts payable -
      related parties                                     (98,692)          -             51,308
                                                       ----------     ----------    ------------
  Net Cash (Used) by Operating Activities                (216,894)      (226,428)     (1,901,221)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                       (32,071)        (2,101)       (915,293)
 Purchase of investments                                     -              -           (400,000)
                                                     ------------   ------------    ------------
  Net Cash (Used) in Investing Activities            $    (32,071)  $     (2,101)   $ (1,315,293)
                                                     ------------   ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)
                                                                                        From
                                                       For the       For the        Inception on
                                                     Three Months   Three Months    January 30,
                                                         Ended          Ended       1995 Through
                                                     September 30,  September 30,   September 30,
                                                          1997           1996           1997
                                                     ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock subscription receivable          $    50,000   $       -       $    100,000
 Repurchase of common stock                              (230,000)          -           (439,862)
 Payment of stock offering costs                             -              -           (387,380)
 Borrowing on line of credit                                7,779           -             63,159
 Proceeds from notes payable                                 -           110,000         962,838
 Payments made on notes payable                              -          (616,838)       (962,838)
 Common stock issued for cash                                -         1,484,248       3,960,860
                                                     ------------   ------------    ------------
     Net Cash Provided (Used) by Financing
      Activities                                         (172,221)       987,410       3,296,777
                                                     ------------   ------------    ------------

NET INCREASE (DECREASE) IN CASH                          (421,186)       758,881          80,263

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                501,449          4,467            -
                                                     ------------   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     80,263   $    763,348    $     80,263
                                                     ============   ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

  CASH PAID FOR:
     Interest                                        $      4,187   $     22,745    $     80,199
     Income taxes                                    $       -      $       -       $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered           $     13,750   $       -       $    354,505
 Common stock issued in lieu of debt                 $       -      $       -       $    162,000
 Common stock issued for acquisition of subsidiary   $       -      $       -       $  1,550,000









The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                     September 30, 1997 and June 30, 1997

NOTE l- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been omitted or condensed. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 audited financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2- RELATED PARTY TRANSACTION

On August 19, 1997 the Company entered into Agreements of Settlement and Mutual Release with two former officers and another employee of the Company. The Company agreed to pay a total of $317,525 and 1,270,000 shares of the Company's outstanding common stock were returned for cancellation. An aggregate of $117,525 was paid to the parties on the date the agreements were executed and the remaining $200,000 is being paid in twenty consecutive monthly payments. At September 30, 1997 the remaining balance is $180,000.

NOTE 3- STOCK TRANSACTIONS

Pursuant to the Agreements of Settlement and Mutual Release, the Company canceled 1,270,000 shares of its outstanding common stock during the quarter ended September 30, 1997.

NOTE 8- STOCK OPTIONS OUTSTANDING

The Company's Board of Directors has authorized a Non-Qualified Stock Option Plan that allows for the Company to issue options to purchase up to 35,000 shares of the Company's common stock that may be issued to consultants or others that provide professional services to the Company. The stock options have been valued at fair market value according to FAS 123, "Accounting for Stock-Based Compensation.") Stock option activity for the quarter ended September 30, 1997 consisted of the following:

                                   Number of       Weighted Average
                                   Shares          Price per Share
                                   ---------       ----------------
Outstanding at June 30, 1997                 20,000                   $ 2.07
Granted during the quarter                     -                         -
Exercised during the quarter                ( 5,500)                   (2.50)
                                          ---------          ----------------
Outstanding at September 30, 1997            14,500                   $ 2.00

                   AMERICAN TIRE CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
           Notes to the Unaudited Consolidated Financial Statements
                      September 30, 1997 and June 30, 1997

NOTE 4- STOCK OPTIONS OUTSTANDING (Continued)

The 14,500 stock options outstanding at September 30, 1997 are summarized as follows:

       Date                 Number of     Exercise     Expiration
       Issued               Options       Price        Date
       ------------------   ------------- -----------  ------------------
       May 31, 1997         14,500        $2.00        May 31, 1999

NOTE 5- SUBSEQUENT EVENTS

The Company entered into a Development Agreement on September 30, 1997, whereby an unrelated company shall provide the tire technology relating to shape and tread pattern and performance evaluation personnel and the Company shall provide the Urethane technology and personnel. If the result of the testing is positive and the parties hereto are interested in the joint commercialization of urethane tires, then the parties shall enter into a separate agreement covering said commercialization.

On October 24, 1997 the Company borrowed $50,000 from a banking institution for working capital and equipment purchases. The loan has terms of interest at prime plus 3/4%. The Company's collateral given the banking institution is a first lien position in accounts receivable, inventory and equipment, and a first mortgage on its Ravenna real estate.

The Company has received additional funds for use in its operations upon issuing
promissory notes with a maturity date of six months.   Interest is prepaid by
issuing 5,000 shares of the Company's restricted common stock for each $50,000 amount borrowed. The principal amount of the Note is payable on the maturity date, subject to prepayment as set forth in the note. At the election of the Company, it may satisfy the entire obligation for the payment of the principal by issuance and delivery of one or more shares of Common Stock of the Company at the rate of one share of Common Stock for every $1.00 of outstanding principal amount of the Note. The following data summarizes amounts received.

                    Face           Number of      Value of
Date                Amount         Shares Issued  Prepaid      Maturity
Issued              Of Notes       For Interest   Interest     Date
------              --------       -------------  --------     --------
October 27, 1997    $150,000         15,000       $61,875      April 27, 1998
November 4, 1997      50,000          5,000        21,250      May 4, 1998
November 24, 1997     50,000          5,000        20,625      May 24, 1998
November 25, 1997    100,000         10,000        38,750      May 25, 1998
December 1, 1997      50,000          5,000      19,375      June 1, 1998
                    --------         ------       -------
Totals              $400,000         40,000      $161,875
                    ========         ======      ========

The $ 161,875 cost of this additional financing will be amortized over the terms above.

        13      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is engaged in the development and manufacturing of "flat-free" bicycle and other specialty tires which compete with the traditional pneumatic tires (i.e., tires with an inner tube or tubeless tires inflated with air).

     The Company manufactures the flat-free tires utilizing single and/or multiple head, centrifugal molding machines. These machines centrifugally mold elastomer products, such as the bicycle tires, by pouring a predetermined amount of polyurethane into a mold, which is then spread out in the mold through centrifugal force. The molding process occurs when the liquid polyurethane formula (made up of isocyanide and polyol) is combined with a catalyst. This combination causes a chemical reaction that results in the cross linking of the chemicals, which thereafter become solid. The mold then moves to the next station where the tire is removed and the process is repeated.

     For purposes of this report, a comparison of the Company's operations for the interim period ended September 30, 1997 with the comparable interim period in the preceding year would not be helpful to the reader's understanding of the Company's operations in that the Company had nominal operations prior to the completion of its initial public offering in October 1996.

     The Company is in the development stage and has had an operating loss since inception of $(2,701,788). The Company has initiated commercial sales of its products with net sales of $106,058 during the three month period ended September 30, 1997, as opposed to no sales during the three month period ended September 30, 1996. A majority of the sales during the reporting period were attributed to the operations of UTI-UK. UTI-UK is a wholly owned subsidiary of the Company and is a distributor of low density foam bicycle, wheelchair and other specialty tires in the United Kingdom and Europe. UTI-UK distributes flat-free tires under the trade name "Urathon TM" in approximately 540 Michelin Tire Company owned ATS stores in England, Scotland and Wales. UTI also sells products in France, Denmark, Austria, the Netherlands and Germany through independent representatives and distributors.

     During the three months ended September 30, 1997, the Company had a net loss from operations of $(447,396) or approximately $(0.11) per share. The Company is currently operating at a loss of approximately $(100,000) per month and expects operating expenses to continue at such rate until such time as the Company begins to receive substantial revenues from the sale of its products. At September 30, 1997, the Company had current assets of $548,327, and current liabilities of $386,810, resulting in working capital of $161,517. The Company has limited working capital and limited internal financial resources and the report of the Company's auditor for the Company's fiscal year end at June 30, 1997, contained a going concern modification as to the ability of the Company to continue.

     During October 1997, the Company borrowed $50,000 from a banking institution for working capital and equipment purchases. The loan has terms of interest at prime plus 3/4%. The Company's collateral gives the banking institution is a first lien position in accounts receivable, inventory and equipment, and a first mortgage on the Company's real estate. During October 1997, the Company authorized the issuance of a series of promissory notes for the purpose of raising up to $1,000,000 for use in its operations (the "Notes"). The Notes have a maturity date of six months from the date of issue and interest on the Notes is to be prepaid by the Company issuing 5,000 shares of its restricted common stock for each $50,000 amount borrowed. At December 1, 1997, the Company had issued $400,000 in such Notes. The principal amount of the Notes is payable on the maturity date, subject to prepayment as set forth in the Note.

At the election of the Company, it may satisfy the entire obligation for the payment of the principal by issuance and delivery of one or more shares of Common Stock at the rate of one share of Common Stock for every $1.00 of outstanding principal amount of the Note. (See "ITEM 1. Notes to the Unaudited Consolidated Financial Statements, Note 5.")

     The Company's production equipment consists of several "centrifugal molding machines" and other related specialized manufacturing equipment to produce low density foam, flat-free tires. The Company has utilized substantial portions of its working capital to purchase molding machines and related production equipment and at September 30, 1997, the Company had $881,849 in property and equipment (net of accumulated depreciation). The Company is currently utilizing proceeds from the Notes to acquire additional pouring equipment for producing shell elastomer flat-free tires and to complete a sufficient quantity of production molds to produce those tires. The Company expects to be in production of low density foam bicycle tires (26" x 1.95" and 26" x 1.75") by the end of January 1998; and shell elastomer bicycle tires (20" x 1.95") by the middle of February 1998. In addition, the Company is producing a low density foam tire for the front deck of riding lawn mowers and has developed for testing a shell elastomer rear tire which the Company expects to be producing during the Spring of 1998.

     Until the Company begins to receive substantial proceeds from the sale of its products to meet operational needs, the Company will be relying on the proceeds from the issuance of the Notes or other debt or equity financing that may be available to meet operating requirements for the fiscal year ending June 30, 1998.

     Because of the Company's limited financial resources, the Company does not anticipate expending any substantial sums for new research and development during the fiscal year ending June 30, 1998. However, as financial resources are available to justify such expenditures, the Company will continue development of the Company's shell elastomer tire concepts.


                           PART II - OTHER INFORMATION


                            ITEM 1.  LEGAL PROCEEDINGS

     None.

                          ITEM 2.  CHANGES IN SECURITIES

     None.

                     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5.  OTHER INFORMATION

     None.

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     On August 19, 1997, the Company filed a Current Report on Form 8-K, under
Item 5. regarding the resolution of the Company's dispute with Dennis S. Chrobak, a former officer, director and principal shareholder of the Company.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TIRE CORPORATION
                                         [Registrant]



Dated: April 8, 1999                     /S/DAVID K. GRIFFITHS
                                         -----------------------------------
                                         Principal Accounting Officer