Form 10KSB
period 1998-12-31
UPLAND ENERGY CORP
filed 1999-08-31
CIK 920273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1998
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

     State issuer's revenues for its most recent fiscal year:  $203,708.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at August 20, 1999, of $.463 per share, the market value of shares held by nonaffiliates would be $1,649,294.

     As of August 20, 1999, the Registrant had 3,562,192 shares of common stock issued and outstanding.

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

     During 1995 and 1996, the Company focused on the McLouth Field. However, management refocused the Company's efforts towards the Hittle Field which, based on geological test and initial drilling results, appears more promising than the McLouth Field. The McLouth Field continued to remain unprofitable for the Company and in July 1999, the Company entered into an agreement with Pace Exploration, LLC to sell the field for $25,000 cash and the assumption of $31,552 in debt on the field and all future obligation to William Natural Gas. The Company felt the decision to sell the McLouth Field to Pace Exploration, LLC was necessary to stop the monthly drain on the Company form the McLouth Field.

     The Hittle Field originally consisted of approximately 560 acres and was acquired for $6,000 in cash and a 15.6% royalty interest in the leases. In the first quarter of 1997, the Company expanded its lease holdings on the Hittle Field through the acquisition of an additional 880 acres at a cost of $3,800 with a 16.01% royalty interest remaining with the lessors.

     The Company drilled two initial wells, the Lewis H-1 ("LH-1") and the Hittle H-1 (the "HH-1"), in the Hittle Field. Both wells initially showed promising results; however, the LH-1 well had to be shut down due to water problems and reworked and the HH-1 is producing only approximately 22 barrels of oil per day. The LH-1 has been reworked and is producing 5 barrels of oil per day.

     In December 1998, the Company hired Pace Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent (20%) working interest in the Hittle Field exclusive of the LH-1 and HH-1 wells.

     Under the direction of Pace Exploration, two additional wells were drilled on the Hittle Field. One of these wells has been completed for production and is producing approximately 14 barrels of oil per day. The other well never produced oil in economic quantities and was shut down.

     ITEM 2. DESCRIPTION OF PROPERTIES

Oil and Gas Properties
----------------------

     The Company's oil and gas properties are located in Kansas. The properties now consist of only the Hittle Field with the sale of the McLouth Field in July 1999. The Company began exploration activities on the Hittle Field in late 1996 and presently has drilled four wells on the field; three of which have been completed for production, and one which was shut down. The Hittle Field is subject to a farm out agreement with Pace Exploration who receives a 20% working interest in the field. See: Part I, Item 1. "Description of Business").

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

Wells and Acreage
-----------------

     Shown below are tabulations of the productive oil (including casinghead gas) wells and developed and undeveloped acreage owned by the Company as of December 31, 1998.

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

      Fifteen of the above oil wells are all located on the McLouth Field, which as noted above, has been sold. See notes 3 and the supplemental information to the Company's December 31, 1998 and 1997, financial statements for additional information regarding the Company's oil and gas properties and producing activities and oil and gas reserves. Such information is based on a report prepared by Felix Ascanio who was the Company's president, and therefore, should not be considered independent.

Drilling Activities
-------------------

     Set forth below is a tabulation of wells completed in the period indicated in which the Company have participated and the results thereof for the three most recent years ended December 31, 1998.


                                   Year Ended December 31,
                       --------------------------------------------------
                            1996            1997             1998
                            ----            ----             ----
                       Gross    Net    Gross    Net     Gross    Net
                       -----    ---    -----    ---     -----    ---
Exploratory:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                -0-     -0-     -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-

Development:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                 3       3       2(1)    2(1)     2       2
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals          3       3       2       2        2       2

(1) The LH-1 was subsequently shut down do to water problems.


Average Prices and Costs
------------------------

     The average sales prices of oil and gas for the current fiscal year and the three previous fiscal years are as follows:

      Average Sales Price
      -------------------
  Year Ended           Oil           Gas
  December 31       (per BBL)     (per MCF)
  -----------       ---------     ---------
     1995            $12.27            NA
     1996            $16.34            NA
     1997            $14.45            NA
     1998            $11.41            NA

Production costs for such wells per equivalent barrel, which includes lifting costs (electricity, fuel, water disposal, repairs and maintenance, pumper, transportation, etc.), and production taxes, was $2.87, $3.07, and $4,70 for the years ended December 31, 1998, 1997, and 1996, respectively.

Production and Sale of Oil and Gas
----------------------------------

     The oil from the McLouth Field is sold to one unaffiliated purchaser.
The sale of oil and gas is subject to price adjustments, production curtailments, and similar provision in oil and gas purchase contracts, and the sale of both oil and gas is subject to general economic and political conditions affecting the production and price of crude oil and natural gas. For the years ended December 31, 1998, and 1997, the Company produced approximately 41.52 and 10.711 barrels of oil per day.

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


Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

December 1996                 $3.125            $0.625

March 1997                    $3.875            $2.31
June 1997                     $5.625            $2.50
September 1997                $6.25             $4.25
December 1997                 $5.25             $3.50

March 1998                    $3.875            $2.625
June 1998                     $1.438            $1.188
September 1998                $1.188            $0.625
December 1998                 $1.340            $0.560

March 1999                    $1.375            $0.531
June 1999                     $0.531            $0.344

     At August 20, 1999, the high and low bid and asked price for the Common Stock was $0.80 and $0.463, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

      As of August 17, 1999, there were 3,562,192 shares of common stock outstanding held by approximately 125 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources
---------------------------------------

     At December 31, 1998, the Company had assets of $1,026,366. The majority of these assets, $767,113, represented oil and gas properties with only $244,626 in current assets. During 1998, the Company used the majority of its current assets and now must rely on loans from major shareholders and oil revenues to cover its operating expenses. Additionally, the Company's deposits of $225,000 at December 31, 1998, were used on oil drilling in the first part of 1999.

     During 1998, the Company funded its operation and exploration expenses through the sale of equity interest in the Company and shareholder loans. The

Company anticipates it will have to continue to rely on capital through equity infusion or shareholder loans until its oil revenues increase. The Company has significantly cut expenses and is hopeful that with the sale of the McLouth Field it will be able to pay ongoing expenses; however, the Company would not be able to fund further drilling and exploration and would have to rely on investors to help fund the further drilling and exploration.

     The Company's working capital at December 31, 1998, was negative $112,441. Presently, the Company must rely on revenue from its operation and loans from shareholders to cover ongoing operating expenses. The sale of the McLouth Field reduces some of these payables and the Company is slowly paying the others.

     In November and December 1998, the Company was able to raise an additional $240,000 through the sale of promissory notes and warrants to fund the drilling of two wells on the Hittle Field. One of these wells was completed for production and the other was not.

     With little revenue presently being produced, the Company will continue to rely on the sale of its securities or loans to fund operations. Based on the working capital position of the Company, management estimates the Company will need to obtain additional financing to perform further exploration on the Hittle Field.

Results of Operations
---------------------

     For the year ended December 31, 1998, the Company had revenue of $203,708 which was up from $163,048 for the same period in 1997. The increase in revenue was the result of the additional wells on the Hittle Field. The Company anticipates oil revenue to increase even with the sale of the McLouth Field. The increase in revenue will be only marginal, however, with the Hittle Field currently producing less than 50 barrels of oil.
down, the Company expects revenues to remain low even with the addition of another well on the Hittle field.

     Expenses for the year ended December 31, 1998, were $774,081 which were up from $540,545 from the year ended December 31, 1997. Expenses for the year ended December 31, 1998, were up principally due to an increased oil exploration and dry hole and unsuccessful completion costs of $376,078. General and administrative expenses were down as the Company has reduced its payroll.

     For the year ended December 31, 1998, the Company continued to suffer loses from operations with a net loss of $570,379. This loss was up from the $377,497 loss in 1997 as a result of the increase in dry hole costs. The Company anticipates it will continue to have a loss in 1999 as it incurred additional unsuccessful drilling attempts and dry hole costs. The Company is hopeful with the signing of the Pace Exploration contract that it will maintain reduced general and administrative expenses relying on Pace Exploration for the operation of the Hittle Field. The Company will in turn maintain only limited other business operations until revenues justify an expansion of its corporate staff and other experts.

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

     Michael Labertew, age 35, was appointed a director and subsequently secretary and treasure of the Company in 1998. Mr. Labertew is and has been for the last 9 years an attorney in Salt Lake City, Utah. Mr. Labertew has a bachelor of science degree from the University of Iowa and a Juris Doctorate from the University of Utah.

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


Options/SAR Grants in Last Fiscal Year
--------------------------------------
The Following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended December 31, 1998, to the named executive officer of the Company.

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

Officer and Director Remuneration
---------------------------------

     Mr. Jackson, the Company's current president receives a salary of $3,000.00 per month and Mr. Labertew receives a salary of $0.00 per month.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 3,695,378 shares of the Company's common stock outstanding at August 17, 1999, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

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

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1997, Felix Ascanio, the Company's president, and John Hobbs, the Company's secretary, at that time, exercised options in the Company delivering promissory notes in the amount of $55,000 and $80,000, respectively, to the Company for their exercise price. The promissory notes were due January 17, 2001, with interest at eight and one half percent (8-1.2%). In April 1997, the Company loaned Mr. Ascanio $84,376 and Mr. Hobbs $29,449 to pay taxes due on the options exercised. Due to Messrs. Ascanio's and Hobbs' relationships to the Company, these transactions should not be considered arms length. Under the terms of a settlement agreement with Mr. Ascanio, all of his debt to the Company was canceled and 141,689 of Mr. Ascanio's shares in the Company returned to the Company for cancellation. Mr. Hobbs subsequently paid his promissory notes off.

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

                                Upland Energy Corporation

Date: August 30, 1999            By /s/Lee Jackson, President and Director
                                      (Principal Executive Officer)

Pritchett, Siler & Hardy, P.C.
Certified Public Accountants
430 East 400 South
Salt Lake City, Utah  84111
(801) 328-2727   Fax (801) 328-1123

                          INDEPENDENT AUDITOR'S REPORT
Board of Directors
UPLAND ENERGY CORPORATION AND SUBSIDIARY
Salt Lake City, Utah


We have audited the consolidated balance sheet of Upland Energy Corporation and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Upland Energy Corporation and Subsidiary as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14, the Company has experienced continuing operating losses the past few years and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans with regard to these matters is also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

/s/Pritchett, Siler & Hardy
May 13, 1999
Salt Lake City, Utah

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                                            December 31,
                                                                 1998
                                                         _________________
CURRENT ASSETS:
  Cash                                                         $     4,890
  Oil revenue receivable                                             4,340
  Deposits                                                         225,000
Interest receivable - related parties                               10,396
                                                         _________________
          Total Current Assets                                     244,626

PROPERTY AND EQUIPMENT, net                                          4,627

OIL AND GAS PROPERTIES, net                                        767,113

RESTRICTED CASH                                                     10,000
                                                         _________________
                                                         $       1,026,366
                                                         _________________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - related parties                        $         245,000
  Accounts payable                                                 105,967
  Other accrued liabilities                                          6,100
                                                         _________________
         Total Current Liabilities                                 357,067

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 50,000,000
    shares authorized, 3,562,192 shares issued
    and outstanding at 1998                                          3,562
  Capital in excess of par value                                 2,188,300
  Retained earnings (deficit)                                   (1,382,333)
                                                         _________________
                                                                   809,529
  Less: notes receivable for common stock issued                  (140,230)
                                                         _________________
          Total Stockholders' Equity                               669,299
                                                         _________________
                                                         $       1,026,366
                                                         _________________

The accompanying notes are an integral part of this consolidated financial statement.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                        December 31,
                                              _______________________________
                                                     1998            1997
                                            _______________ _______________
REVENUE:
 Oil sales                                    $       203,708 $       163,048
                                              _______________ _______________
          Total Revenue                               203,708         163,048
                                              _______________ _______________

EXPENSES:
  Production expense                                  150,093          85,621
  Depreciation, depletion and
    amortization                                       57,454          44,650
  Dryhole, unsuccessful recompletions
    and exploration costs                             376,078               -
  General and administrative costs                    190,462         410,274
                                              _______________ _______________
          Total Expenses                              774,087         540,545
                                              _______________ _______________
LOSS FROM OPERATIONS                                 (570,379)       (377,497)

OTHER INCOME (EXPENSE):
  Interest Income                                      11,641          36,881
  Loss on disposition of assets                        (8,430)              -
                                              _______________ _______________
          Total Other Income (Expense)                  3,211          36,881
                                              _______________ _______________

LOSS BEFORE INCOME TAXES                             (567,168)       (340,616)

CURRENT TAX EXPENSE                                         -               -

DEFERRED TAX EXPENSE                                        -               -
                                              _______________ _______________
NET LOSS                                      $      (567,168)$      (340,616)
                                              _______________ _______________

LOSS PER COMMON SHARE                         $          (.16)$          (.10)
                                              _______________ _______________




The accompanying notes are an integral part of these consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FROM DECEMBER 31, 1996 THROUGH
                            DECEMBER 31, 1998

                                                        Common Stock         Capital in     Retained
                                                  ________________________    Excess of     Earnings
                                                    Shares        Amount      Par Value     (Deficit)
                                                  ___________   __________   ___________   _____________

BALANCE, December 31, 1996                          2,710,378        2,710     1,358,320        (474,549)

Director/officer options exercised for notes
  receivable, January 1997, at $.20 per share         325,000          325        64,675               -

Director/officer options exercised for notes
  receivable, January 1997, at $.70 per share         100,000          100        69,900               -

Issuance of 500,000 shares common
  stock for cash, February 1997, at $1.50
  per share, net of $25,000 of offering costs         500,000          500       724,500               -

Issuance of 55,000 shares common
  stock for  notes receivable, August 1997,
  at $2.00 per share                                   55,000           55       109,945               -

Issuance of 5,000 shares common
  stock for cash, October 1997, at $2.00
  per share                                             5,000            5         9,995               -

Net loss for the year ended
  December 31, 1997                                         -            -             -        (340,616)
                                                  ___________   __________   ___________   _____________
BALANCE, December 31, 1997                          3,695,378   $    3,695   $ 2,337,335   $    (815,165)
                                                  -----------   ----------   -----------   -------------
Cancellation of 133,186 shares of
 Common stock, May 1998, fair market
 Value was at $1.12 per share, for
 Cancellation of note receivable                     (133,186)        (133)     (149,035)

Net loss for the year ended
 December 31, 1998                                          -            -             -        (567,168)
                                                  -----------   ----------   -----------   -------------
BALANCE, December 31, 1998                          3,562,192   $    3,562   $ 2,188,300   $  (1,382,333)
                                                  ===========   ==========   ===========   =============



The accompanying notes are an integral part of this consolidated financial statement.

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Increase (Decrease) in Cash

                                                    For the Years Ended
                                                        December 31,
                                              _______________________________
                                                   1998            1997
                                              _______________ _______________
Cash Flows from Operating Activities:
  Net loss                                    $     (567,168) $     (340,616)
                                              _______________ _______________
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
   Depreciation, depletion and amortization            57,454          44,650
   Non-cash expenses                                   87,200           7,145
   Dry hole expense                                   376,078               -
   Disposition of assets                                8,430               -
   Change in assets and liabilities:
     (Increase) decrease in oil revenue receivable     50,045         (45,640)
     (Increase) in advance receivable -
     related party                                     17,049         (17,049)
     (Increase) decrease in prepaid assets           (225,000)          1,778
     (Increase) decrease in deferred tax assets             -          77,737
     (Increase) in interest receivable   related
       parties                                              -         (14,417)
     Increase in accounts payable - related party     (13,335)         13,335
     Increase in accounts payable                     (15,679)        108,010
     (Decrease) in other accrued liabilities          (81,000)         87,000
     Increase (decrease) in deferred tax liability          -         (77,737)
                                              _______________ _______________
      Total Adjustments                               261,242         184,812
                                              _______________ _______________
      Net Cash (Used) by Operating Activities        (305,926)       (155,804)
                                              _______________ _______________
Cash Flows from Investing Activities:
  Purchase of property and equipment                        -         (35,233)
  Purchase of oil and gas properties                        -        (546,329)
  Receipts on notes receivable                         28,000          23,535
  Issuance of notes receivable                              -        (113,825)
                                              _______________ _______________
      Net Cash (Used) by Investing Activities          28,000        (671,852)
                                              _______________ _______________
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                    -         760,000
  Proceeds from notes payable - related parties       245,000               -
                                              _______________ _______________
      Net Cash Provided by Financing Activities       245,000         760,000
                                              _______________ _______________
Net Increase (Decrease) in Cash                       (32,926)        (67,656)

Cash at Beginning of Year                              37,816         105,472
                                              _______________ _______________
Cash at End of Year                           $         4,890 $        37,816
                                              _______________ _______________

                                    [Continued]

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash

                                  [CONTINUED]
                                                     For the Years Ended
                                                        December 31,
                                              _______________________________
                                                   1998            1997
                                              _______________ _______________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for
  Interest                                    $             - $             -
  Income taxes                                $             - $             -

Supplemental Disclosure of Noncash Investing and Financing Activities:
  For the year ended December 31, 1998:
     The  Company cancelled 133,186 shares of common stock from the  Company's
     former  president.   The stock was recorded at $1.12 per  share  and  was
     acquired by cancellation of a note receivable in the amount of $134,376.

     Legal counsel billed the Company for legal services totaling $4,380, of which $3,235 was offset against a $20,000 note receivable and $1,145 was offset against the corresponding interest receivable accrued on the note.

  For the year ended December 31, 1997:
     Legal counsel billed the Company for legal services totaling $7,145, of which $6,535 was offset against a $20,000 note receivable and $610 was offset against the corresponding interest receivable accrued on the note.

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

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Upland Energy Corporation ["PARENT"] was incorporated under the laws of the State of Utah on January 30, 1986 as Upland Investment Corporation. Parent changed its name to Upland Energy Corporation during November 1993. G. S. & C., Inc. ["SUBSIDIARY"], was incorporated under the laws of the State of Nevada on September 1, 1993 and is engaged in the development, production and selling of oil and gas in the State of Kansas.

  During November 1993, PARENT acquired SUBSIDIARY in a transaction accounted for as a recapitalization of subsidiary in a manner similar to a reverse purchase. Accordingly, Subsidiary is treated as the purchaser entity in the transaction.

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method for financial reporting purposes, with accelerated methods used for income tax purposes. The estimated useful lives of property and equipment for purposes of financial reporting range from five to seven years.

  Oil and Gas Properties - The Company uses the successful efforts method of accounting for oil and gas producing activities. Under that method, costs are accounted for as follows:

     a.Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred.

     b.Costs of drilling exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when the wells do not find proved reserves.

     c.Costs of acquiring properties, costs of drilling development wells and development-type stratigraphic test wells, and costs of drilling successful exploratory wells and exploratory-type stratigraphic test wells are capitalized.

     d.The  capitalized  costs  of wells and related equipment  are  amortized over the life of proved developed reserves that can be produced from assets represented by those capitalized costs. Mineral acquisition costs (leasehold) are amortized as the proved reserves are produced.

     e.Costs of unproved properties are assessed periodically, and a loss is recognized if the properties are impaired.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue Recognition - The Company's revenue is generated primarily by the production and sale of oil and gas. Revenue from oil and gas sales is recognized when the product is transferred to the purchaser.

  Stocked Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 123, "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards.

  Earnings (Loss) Per Share - The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented [See Note 13].

  Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Restricted Cash - The Company maintains a certificate of deposit of  $10,000
  for   collateral  for  a  performance  bond  related  to  its  oil  and  gas operations.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 7].

  Dividend Policy - The Company has not paid any dividends on common stock to date and does not anticipate paying dividends on common stock in the foreseeable future.

  Reclassification of Financial Statements - The financial statements for all periods prior to December 31, 1998 have been reclassified to conform to the titles and headings used in the December 31, 1998 financial statements.

  Accounting Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - In June 1997, (SFAS) No's. 130, "Reporting Comprehensive Income" and 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 requires
that all  items  that  are  required   to  be  recognized  as  comprehensive
income  be  reported  in  a  financial  statement that is displayed with the
same prominence as the  other financial   statements.   SFAS  No.  131  sets
standards   for   reporting  information  about  operating  segments  in the
financial statements. SFAS No. 131 also sets standards for the   disclosures
about  products,   major customers,  and  geographical areas.  SFAS  No. 132
provides   for  disclosures  about   pensions   and   other  post-retirement
benefits.  Although   such statements  are  not effective until fiscal years
beginning after December 15, 1997, had such statements been adopted for the periods presented, their effect on the financial statements would not
have  been   significant.   SFAS   No.   133,  "Accounting  for   Derivative
Instruments and Hedging Activities" dictates the accounting standards for Derivative Instruments and Hedging Activities and is effective for fiscal years beginning after June 15, 1999. SFAS No. 134, "Accounting for Mortgage-Backed Securities..." relates to Mortgage Backed Securities and has no applicability to the Company. Had such SFAS's been adopted for the periods presented, their effect on the financial statements would not have been significant.

NOTE 2 - NOTES RECEIVABLE - RELATED PARTIES

  Notes receivable, which include related parties [See Note 6], consist of the following at December 31:

                                                                      1998
                                                                    _________
  Note receivable from legal counsel in the original
    amount of $20,000 received as consideration for
    exercise of stock options, interest at 8.5% per
    annum, due on or before January 17, 2001,
    unsecured, unpaid accrued interest of $0                          10,230

  Note receivable from a former officer for exercise
    of stock options, interest at 8.5% per annum,
    due on or before January 17, 2001, unsecured,
    unpaid accrued interest of $0                                     40,000

  Note receivable from legal counsel received as
    consideration for exercise of stock options, interest
    at 8.5% per annum, due on or before January 17,
    2001, unsecured, unpaid accrued interest of $10,396               90,000
                                                                 ___________
                                                                  $  140,230
                                                                 ___________

  The notes receivable are presented on the balance sheet as a reduction to stockholders' equity because the Company issued common stock for the notes.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

  During November through December 1998, the Company raised an additional $245,000 in financing by issuing convertible promissory notes with redeemable warrants in units of $5,000 each. Each unit consisted of a convertible promissory note for $5,000 and 5,000 redeemable warrants to purchase the Company's common stock at $.875 per share. The convertible promissory notes have a maturity of one year, bear interest at 12% per annum, and are secured by the oil production from the Company's Hittle Field in Central Kansas. The promissory notes are convertible into the Company's common stock, at the holder's option, at the rate of one share for each $1.50 of principal and accrued but unpaid interest. The warrants are exercisable for two years from the date of exercising the conversion feature of the promissory note. Each warrant is redeemable at the redemption price of $.10 per warrant on the company's 30 day written notice to the holders if the closing bid price for the Common Stock, as reported on the National Associations of Securities Dealers Electronic Bulletin Board, is $1.50 per share or more for ten consecutive trading days or is $1.50 per share or more for 15 trading days in any 30 trading day period.

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                         1998        1997
                                                      ___________ ___________
    Furniture and office equipment                    $     8,602 $    12,328
    Vehicle                                                     -      29,278
    Less:  accumulated depreciation                        (3,975)     (9,597)
                                                      ___________ ___________
         Total                                        $     4,627 $    32,009
                                                      ___________ ___________

  Depreciation expense charged to operations was $1,842 and $7,112 for the years ended December 31, 1998 and 1997.

NOTE 5 - OIL AND GAS PROPERTIES

  Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the year ended December 31, 1998 and 1997, the Company recorded depletion of $55,612 and $37,538, respectively.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES [Continued]

  The estimates of oil and gas reserves used by the Company were produced internally by management and others who were not independent with respect to the Company (who subsequently are no longer employed by the Company). The Company has experienced continuing operating losses the past few years and has experienced some cash flow shortages. Due to the cash shortages, management has not hired an independent reserve engineer to update its reserve information. Accordingly, the Company has not presented the supplemental oil and gas information that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements. The missing supplemental information relates to reserves quantities, capitalized costs related to oil and gas production activities, results of operations of oil and gas production activities and a standardized measure of discounted future net cash flows related to reserve quantities. Management, in the past, has also depended on related parties and others to provide financing plus additional capital through sale of its common stock.

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

  Robinson Project - During October through December 1997, the Company entered into five oil and gas leases for a total of 498.12 acres on the McLouth field, located in Jefferson County, Kansas. Each lease agreement provides for the Company to lease the property for a term of ten years ["PRIMARY TERM"] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease the Company pays an additional rental of $5.00 per acre per lease, the Company may defer commencement of drilling operations for an additional period of 12 months on each lease. In like manner and upon payments of $5.00 per acre per lease, the commencement of drilling operations may be further deferred (without cancellation of lease) for additional periods of 12 months each during the PRIMARY TERM. Upon production, a royalty fee of 12.5% of total sellable production is payable to the property owner of each producing lease. No operations for drilling ever commenced on any of these leases and all of these lease agreements expired.

  On December 1, 1997, the Company paid $70 and entered into an oil and gas lease for 70 acres on the McLouth field, located in Jefferson County, Kansas. The lease agreement provides for the Company to lease the property for a term of 120 days ["PRIMARY TERM"] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before March 31, 1998, the lease shall terminate. Upon production, a royalty fee of 18.8% of total sellable production is payable to the property owner. No operations for drilling ever commenced and the lease was terminated. During 1998, all costs associated with this project have been expensed.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES [Continued]

  Hittle Project - During 1998 the Company capitalized $0 additional funds into the Hittle Project. During 1997, the Company included $558,861 in oil and gas properties for the Hittle field. This included initial investments into several new leases as well as drilling costs. During September 1997, the Company began producing on the Hittle field. During April 1997, the Company entered into seven oil and gas leases for a total of 880 acres on the Hittle field, located in Cowley County, Kansas. The lease agreements provide for the Company to lease the property for a term of two or three years ["PRIMARY TERM"] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease, the Company pays an additional rental for each lease of $5.00 or $1.00 per acre depending on lease ($4,040 total for renewal of all seven leases), the Company may defer commencement of drilling operations for an additional period of 12 months.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

  During 1997 the Secretary/Treasurer of the Company gave a note to the Company in the amount of $29,449 at 8.5% interest per annum. The note is due in full on or before July 8, 1998. During 1998, this note plus corresponding interest was paid in full.

  During April 1998 the Company sold a vehicle to the company's president for $16,600.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  During January 1997, the secretary/treasurer of the Company exercised stock options for the purchase of shares of the Company's common stock. The secretary of the Company gave a note to the Company in the amount of $80,000 at 8.5% interest per annum. This note was to be repaid in three equal installments of principle and interest per year and was to be paid in full on or before January 17, 2001. At December 31, 1998, the unpaid balance on the note amounted to $40,000 with accrued interest of $0 [See
  Note 2]. The note has been accounted for as a reduction to stockholders' equity.

  During 1996 the president of the Company advanced the Company $200. The advances were non-interest bearing and as of December 31, 1997, the unpaid balance was $200. During the year ended December 31, 1998, the Company settled the advances from the president of the Company

  During 1996 the secretary/treasurer of the Company advanced the Company a total of $3,600. The advances were non-interest bearing and as of December 31, 1998, the unpaid balance was $0.

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1998 and 1997, the total of all deferred tax assets was $774,896 and $717,459, respectively, and the total of the deferred tax liabilities was $189,178 and $358,325, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $585,719 and $359,133 as of December 31, 1998 and 1997, respectively, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the years ended December 31, 1998 and 1997 amounted to approximately $226,586 and $155,949, respectively.

  As of December 31, 1998 and 1997, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $1,851,978 that expire in various years between 2001 and 2018.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

  The components of income tax expense from continuing operations for the years ended December 31, 1998 and 1997 consist of the following:

                                                           December 31,
                                                    _________________________
                                                        1998         1997
                                                    ____________ ____________
  Current income tax expense:
   Federal                                          $          - $          -
   State                                                       -            -
                                                    ____________ ____________
    Net current tax expense                                    -            -
                                                    ____________ ____________
  Deferred tax expense (benefit) arising from:

  Excess of tax over financial accounting
    depreciation                                    $   (169,147)$    168,554
  Net operating loss carryforwards                       (89,628)    (370,050)
  Excess of financial accounting over tax
    compensation - APB 25                                      -       77,737
  Litigation reserve                                      32,190      (32,190)
  Valuation allowance                                    226,585      155,949
                                                    ____________ ____________
    Net deferred tax expense                        $          - $          -
                                                    ____________ ____________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                           December 31,
                                                    _________________________
                                                        1998         1997
                                                    ____________ ____________
  Computed tax at the expected federal
    statutory rate                                  $  (206,437) $   (115,810)
  Other                                                  (1,933)         (357)
  Excess of financial accounting over tax
    compensation - APB 25                                     -       (29,563)
  State income taxes, net of federal income
    tax benefits                                        (18,215)     ( 10,219)
  Valuation allowance                                   226,585       155,949
                                                   ____________  ____________
  Computed tax at the effective income tax rates   $          -  $          -
                                                   ____________  ____________

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

  The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 1998 and 1997:

                                                          1998         1997
                                                     ____________ ____________
  Excess of tax over book accounting
    depreciation                                        (189,178)    (358,325)
  Contribution carryover                                      37           37
  NOL carryforwards                                      774,859      685,232
  Litigation reserve                                           -       32,190

  As of December 31, 1998 and 1997, the deferred taxes reflected in the consolidated balance sheet are as follows:

                                                         1998         1997
                                                   ____________ ____________
  Short term asset (liability)                       $          - $          -
  Long term asset (liability)                        $          - $          -

NOTE 8 - COMMON STOCK TRANSACTIONS

  During August 1998, the Company granted options to purchase 50,000 shares of the Company's common stock at $1.00 per share to its legal counsel. However, during November 1998 the Company canceled these options and granted legal counsel options to purchase 50,000 shares of the Company's common stock at $.625 per share. During August 1998, the Company granted options to a new director to purchase 10,000 shares of the Company's common stock at $1.00 per share. However, during November 1998 the company canceled these options and granted legal counsel options to purchase 10,000 shares of the Company's common stock at $.625 per share. Also during November 1998 the Company granted two officers and shareholders of the company options to purchase 20,000 shares (10,000 each) of the Company's common stock at $.625 per share.

  During 1998 the Company cancelled 133,186 shares of common stock from the company's former president. The market value of the shares was at $1.12
per  share.   The shares were purchased by cancellation of a note receivable in the amount of $139,376 that was canceled along with the shares.

  On December 16, 1996 the Board of Directors resolved that 60,000 shares of common stock be reserved for issuance upon exercise of options granted to legal counsel for services to be performed in the amount of $25,000. The exercise price for the options is $2.00, the options vest on December 16, 1996, and the options expire on December 16, 2001. The cost of the legal services has been accounted for as an addition to prepaid expenses and a charge to additional paid-in capital. The prepaid expense reversed during 1997 and was offset against additional paid-in capital as a stock offering expense. The options had previously been granted during 1996 in connection with services to be performed in 1997. The Company received cash of $10,000 and two notes receivable totaling $110,000 (a $90,000 note and a $20,000 note) as  consideration  for the exercise price of the  options.  Both notes provide for interest at 8.5% per annum and are to be repaid in full on or before January 17, 2001. The note for $90,000 may be paid for by the
cancellation of obligations owed by the  Company  for  legal services.   The
Company received total proceeds of $120,000 for exercise of the options. Both notes have been classified as a reduction of stockholders' equity on the balance sheet.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK TRANSACTIONS [Continued]

  On October 1, 1996, the Board of Directors resolved that 120,000 (initial shares) and 155,000 (restricted shares) unissued shares of common stock be granted upon exercise of options granted to an officer of the Company under
the  terms  of  his  employment agreement with  the  Company.   The  120,000
(initial shares) and 155,000 (restricted shares) options have an exercise price of $.20, vest on September 1, 1996 and expire on August 31, 1998. All 255,000 options were exercised during January, 1997. The Company received a note receivable as consideration for the exercise price.

  Private Offering - During August 1996, the Company issued 500,000 units, for cash at $.70 per unit, which consisted of one share of common stock and
one  common  stock  purchase warrant in a private placement  offering.   The
purchase warrant allows the holder to purchase another share of common stock at an exercise price of $1.50. Total proceeds amounted to $350,000.
The   Company  issued  50,000  units  of  common  stock  and  warrants   for
commissions of $35,000 in connection with the private placement offering. During February, 1997, the Company made an offering to the holders of the
Company's   currently  outstanding  common  stock  purchase   warrants   who
exercised their existing warrants by February 21, 1997, to receive one new common stock purchase warrant (exercisable into one share of common stock at an exercise price of $2.00 per share) for every two existing warrants
exercised.   The Company believes the offering was exempt from  registration with the Securities and Exchange Commission under Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended. The existing warrants were exercisable into one share of common stock at an exercise price of $1.50 per share. During February 1997, 500,000 of the existing warrants were exercised and the Company received total proceeds of $750,000.

  On December 15, 1996 the Board of Directors resolved that 100,000 shares of common stock be reserved for issuance upon exercise of options granted to four officers of the Company. The exercise price for the options is $2.00, and the options vest on December 15, 1996 and expire on December 15, 2001. During the year ended December 31, 1998, 25,000 of these options were cancelled as part of the settlement agreement with the president of the Company.

  During November, 1996 the Board of Directors resolved that 150,000 unissued shares of common stock be granted upon exercise of options, under a stock option plan, to an officer of the Company under the terms of his employment agreement with the Company. Of the 150,000 options granted, 50,000 options have an exercise price of $.20, vest on November 12, 1996 and expire on August 31, 1998. The remaining 100,000 options have an exercise price of $.70, vest on November 12, 1996 and expire on August 31, 1998. During January 1997, the secretary/treasurer of the Company exercised options
for a total of 150,000 shares of  common  stock.   The  first  50,000 shares
were   exercised  at  $.20  per  share  and  the  remaining  100,000  shares were  exercised at $.70 per share.  The options had previously been  granted
during  1996  in  connection  with  an employment  agreement.   The  Company
received a note receivable as consideration for the exercise price of the options.

  Warrants   -  At  December  31,  1998,  the  Company  had  500,000  warrants outstanding to purchase common stock at $2.00 per share and 50,000  warrants
to   purchase  common  stock  at  $1.50  per  share  and  245,000   warrants
outstanding to purchase common stock at $.875 per share. The warrants all have a three year life [See Note 3].

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK TRANSACTIONS [Continued]

  Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $0 was recorded in 1998 and 1997 respectively. The Corporation has adopted
the   disclosure-only  provisions  of  Statement  of  Financial   Accounting
Standards  No. 123, "Accounting for Stock-Based Compensation."   The  effect
on net income from the adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" are the same.

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1998, risk-free interest rates of 6.33%, expected dividend yields of zero, expected life of 5 years, and expected volatility 78%.

 A summary of the status of the options granted under the Company's stock option plan at December 31, 1998 and 1997, and changes during the periods then ended are presented in the table below:

                                   Year Ended               Year Ended
                                December 31, 1998       December 31, 1997
                          _________________________ _________________________
                               Weighted Average         Weighted Average
                           Shares  ExercisePrice    Shares  Exercise Price
                          _________ _______________ _________ _______________
  Outstanding at
    beginning of period     100,000 $          2.00   525,000 $           .64
  Granted                   140,000            0.78    60,000            2.00
  Exercised                       -               -  (485,000)            .32
  Forfeited                       -               -         -               -
  Canceled                  (85,000)           1.30         -               -
                          _________ _______________ _________ _______________
  Outstanding  at end of
    Period                  155,000 $          1.28   100,000 $          2.00
                          _________ _______________ _________ _______________
  Weighted average fair value
    of options granted      155,000 $          1.28    60,000 $          2.00
                          _________ _______________ _________ _______________

NOTE 8 - COMMON STOCK TRANSACTIONS [Continued]

  A summary of the status of the options outstanding under the Company's stock option plan at December 31, 1998 is presented below:

                    Options Outstanding                Options Exercisable
      _____________________________________________ _________________________
Range of          Weighted-Average Weighted-Average          Weighted-Average
Exercise  Number     Remaining         Exercise       Number      Exercise
 Prices  Outstanding Contractual Life   Price       Exercisable     Price
_____________________________________________________________________________
   2.00      75,000         4 Years            2.00      75,000          2.00
   .625      80,000         5 Years            .625      80,000          .625
_____________________________________________________________________________
             155,000                                    155,000

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The  Company  accounts  for  option agreements under  Accounting  Principles
Board  Opinion  No.  25,  "Accounting for Stock Issued  to  Employees",  and
related  interpretations.   Had compensation cost  for  these  options  been
determined,  based  on the fair value at the grant dates  for  awards  under these  agreements,  consistent with the method prescribed  by  Statement  of
Financial   Accounting  Standards  No.  123,  "Accounting  for   Stock-Based
Compensation", the Company's net loss would have been the proforma amounts as indicated below:
                                                      For the Years Ended
                                                       December 31,
                                              _______________________________
                                                   1998            1997
                                              _______________ _______________
     Net Loss applicable to
     common stockholders          As reported $     (567,168) $     (340,616)
                                     Proforma $     (567,168) $     (340,694)

     Earnings per Share           As reported $         (.16) $         (.10)
                                     Proforma $         (.16) $         (.10)

NOTE 9 - CONTINGENCIES

  Litigation - The Company may become or is subject to investigation, claim or lawsuit ensuring out of the normal conduct of its business, including those related to environmental, safety and health, commercial transactions,
etc.   The  Company  is  currently not aware of any  such  items,  which  it believes could have a material adverse affect on its financial position except as disclosed below.

  During 1996, the Company filed a lawsuit against an operator of the wells in the McLouth field. The Company claims the operator failed to service, maintain, and operate the wells in a reasonable manner. The Company was
asking  for  damages  in  excess  of  $500,000.   The  operator  asserted  a
counterclaim against the Company for breech of contract alleging damages in excess of $500,000. During the year ended December 31, 1998, the Company negotiated  a  settlement agreement with the operator  wherein  the  Company would  prepay  the plugging costs in the amount of $15,000 in 1998,  $15,000 in 1999 and $15,000 in 2000. All lawsuits and countersuits were dropped and the Company took over as operator of the wells in the McLouth field.

 During 1995, a lawsuit was filed against the Company by the landowners of one of the Company's three developed oil leases in the McLouth field, generally referred to as the "B" lease. The "B" lease contains two of the Company's fifteen productive wells. During the year ended 1995 the Company chose not to produce or further develop on the "B" lease until resolution of the lawsuit with the landowners. The Company has answered the suit, denied the plaintiffs' claims, and asserted a counterclaim and affirmative
defenses.   The  Company disputed the plaintiffs' claims  and  defended  the case vigorously to protect its interest in the lease. During October 1997, the district judge entered an order granting summary judgement in favor of
the   plaintiffs  and  decreed  cancellation  of  the  "B"  Lease.   It   is
management's and their counsel's opinion that the court's entry of summary judgement for plaintiffs was erroneous under both the facts and the law. However, management subsequently determined during 1998 not to appeal the summary judgement. The remaining assets not covered by the allowance previously accrued have been written off.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CONTINGENCIES [Continued]

  During  May  1998, the  Company  settled  a   litigation  with  the   former
 president of the Company by purchasing 133,186 shares of the Company's common stock from the president and canceling them. The market value of the stock was $1.12 per share. All amounts owed to the Company by the president were canceled in connection with this agreement.

  Realization of Wells - The Company has depended on related parties and others to provide financing through loans and additional purchase of its
common stock.   The  ultimate realization  of  the  Company's investment  in oil and gas properties is dependent upon the Company being able to economically recover and sell a minimum quantity of its oil and gas reserves and to be able to fund the maintenance and operations if is wells. The financial statements do not include any adjustments related to the uncertainty that the Company might not recover its estimated reserves.

NOTE 10 - COMMITMENTS AND AGREEMENTS

  Employment Agreements - During December, 1997 the Company entered into an employment agreement with the production supervisor. The agreement has a one year term and provides for a minimum salary of $24,000 per year during the term of the agreement. The agreement also provides for a production bonus of five cents per barrel on all oil produced on the Company's Hittle
Field  in  Kansas and any subsequent field developed by the  Company  during
the  term  of  this  agreement.   During  1998,  the  Company  extended  the
employment agreement with the production supervisor for another year.

  During October, 1996 the Company entered into employment agreements with two of its officers. The agreement with the president of the Company has a two year term and provides for a minimum salary of $60,000 per year during the term of the agreement. The agreement also provides for commissions of $1.50 per barrel of oil shipped in any month in excess of 2,000 barrels. Lastly, the agreement provides for stock options to purchase up to 275,000
shares  of  common stock.   The options may be exercised at any  time  after
September 1, 1996 [See Note 8]. During 1998, the Company terminated the employment of the president of the Company. The agreement with the
secretary/treasurer of the Company  has  a  two-year   term   and   provides
for   a   yearly  minimum  salary  of   $36,000.     The secretary/treasurer
also received options to purchase up  to  150,000  shares  of  common  stock
which may be exercised at any time after November 12,  1996 [See   Note  8].
During  1998,  the  secretary/treasurer  terminated   his  employment   with
the  Company.  These employment  agreements  amended  any  prior  employment
agreements  and  canceled any  options  granted  in  the  prior   employment
agreements.

  During November 1998 the company entered into a one-year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. As of December 31, 1998 the Company had not paid out any salary but under this agreement has accrued $6,000 of unpaid salary.

  Operating  Agreement  -  During  December  1998,  the  Company  hired   Pace
Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   COMMITMENTS AND AGREEMENTS [Continued]

 Rental  Agreements - The Company has entered into various office  space  and
equipment  rental  agreements in the normal course  of  its  business.   The
agreements are on a month to month basis and, accordingly, are accounted for on a monthly basis. The minimum amounts presently being paid on those agreements is approximately $2,400 per month. During 1998, the Company terminated its office space agreements and entered into an additional
equipment  rental  agreement with monthly payments of $1,795.   The  Company
then terminated the additional equipment rental agreement in December 1998.

NOTE 11 - RESTRICTED CASH

  The  Company has a $10,000 certificate of deposit with an interest  rate  of
4.60%  annually.   The  certificate of deposit is renewed  annually  and  is
pledged as collateral for a performance bond related to the Company's oil and gas operations.

NOTE 12 - CONCENTRATION OF CREDIT RISKS

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

NOTE 13 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1998 and 1997:

                                                    For the Years Ended
                                                       December 31,
                                               _______________________________
                                                   1998            1997
                                               _______________ _______________
  Income (loss) from continuing operations
     applicable to common stock               $     (567,168) $     (340,616)
                                              _______________ _______________
  Income (loss) available to common stockholders
     used in earnings (loss) per share        $     (567,168) $     (340,616)
                                              _______________ _______________
  Weighted average number of common shares used in
     earnings (loss) per share outstanding during
     the period                                    3,648,026       3,565,542
                                              _______________ _______________

  Dilutive earnings per share was not presented, as its effect was anti-dilutive for the years ended December 31, 1998 and 1997.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation
of the  Company  as  a  going   concern.   However,  the  Company  has   not
yet established   profitable  operations  and  has  incurred  significant
losses. Further, the Company has current liabilities  in  excess of current
assets  at  December 31, 1998.   These  factors  raise substantial doubt about
the ability of the  Company  to continue  as  a going concern.  In this
regard, management is  proposing   to  raise  additional   funds  through
loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 15 - SUBSEQUENT EVENTS

  New Wells - During 1999, the Company applied its deposit of $225,000 and drilled two additional wells on the Hittle Field. These wells have been completed for production, one well was a dry hole and the company has planned to use it as a disposal well. The other well is producing oil.

  Receipt of Note Receivable - During 1999, the Company received $40,000 from a former officer for amounts owed the Company [see note 2].