Form 10QSB
period 1999-06-30
UPLAND ENERGY CORP
filed 1999-11-15
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: June 30, 1999

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

                712 Arrowhead Lane, Murray, Utah 84107
     -------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                (801) 281-4966
                        -------------------------------
                           (Issuer telephone number)

  Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes [ ]  No [X]     Yes [X]  No  [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,695,378 shares of its $0.001 par value common stock as of October 29, 1999.

  Transitional Small Business Disclosure Format (check one) Yes [ ]  No  [X]

PART I-FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                               [UNAUDITED]

                                                     June 30,     December 31,
                                                       1999          1998
                                                   ------------   ------------
CURRENT ASSETS:
Cash                                               $      3,525   $     4,890
Oil revenue receivable                                    1,632         4,340
Interest receivable   related parties                    14,316        10,396
Deposits                                                   -          225,000
                                                   -------------  -----------
           Total Current Assets                          19,473       244,626

PROPERTY AND EQUIPMENT, net                               4,301         4,627

OIL AND GAS PROPERTIES, net                             914,923       767,113

RESTRICTED CASH                                            -           10,000
                                                   ------------  ------------
                                                   $    938,697  $  1,026,366
                                                   ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - related parties                    $    245,000   $   245,000
Accounts payable                                         63,517       105,967
Other accrued liabilities                                24,100         6,100
Interest payable                                         14,400          -
                                                   ------------   -----------
Total Current Liabilities                               347,017       357,067
                                                   ------------   -----------
STOCKHOLDERS' EQUITY:
Common stock; $.001 par value, 50,000,000
  shares authorized, 3,562,192 shares issued
  and outstanding, respectively                           3,562         3,562
Capital in excess of par value                        2,188,300     2,188,300
Retained (deficit)                                   (1,499,952)   (1,382,333)
                                                   ------------   -----------
                                                        691,910       809,529
Less: notes receivable for common stock issued         (100,230)     (140,230)
                                                   ------------   -----------
Total Stockholders' Equity                             591,680        669,299
                                                   $   938,697    $ 1,026,366
                                                   ===========    ===========

Note: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of this consolidated financial statement.

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                [UNAUDITED]

                                For the Three Month       For the Six Month
                                  Period Ended              Period Ended
                                    June 30,                   June 30,
                            ----------------------   ----------------------
                               1999        1998         1999        1998
REVENUE:
Oil sales                   $  59,084   $  61,568   $  85,264   $  99,809
                            ---------   ---------   ---------   ---------
      Total Revenue            59,084      61,568      85,264      99,809
                            ---------   ---------   ---------   ---------
EXPENSES:
Production expense             11,038      41,562      16,599      83,049
Depreciation, depletion and
  amortization                 11,828      14,364      20,766      28,726
Dryhole, unsuccessful
  recompletions and exploration
  costs                          -           -        100,000        -
General and administrative
  costs                        16,606      52,163      55,038     109,292
                            ---------   ---------   ---------   ---------
Total Expenses                 39,472     108,089     192,403     221,067
                            ---------   ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS  19,612     (46,521)   (107,139)   (121,258)

OTHER INCOME (EXPENSE):
Interest income                 1,960       3,506       3,920       4,629
Interest expense               (7,200)       -        (14,400)       -
Loss on disposal of assets       -         (8,430)       -         (8,430)
                             ---------   ---------   ---------   ---------
Total Other Income (Expense)   (5,240)     (4,924)    (10,480)     (3,801)
                             ---------   ---------   ---------   ---------
(INCOME) LOSS BEFORE INCOME
  TAXES                         14,372     (51,445)   (117,619)   (125,059)

CURRENT TAX EXPENSE               -           -           -           -

DEFERRED TAX EXPENSE              -           -           -           -
                             ---------   ---------   ---------   ---------
NET INCOME (LOSS)            $  14,372   $ (51,445)  $(117,619)  $(125,059)
                             ---------   ---------   ---------   ---------
INCOME (LOSS) PER COMMON
  SHARE                      $     .00   $    (.01)  $    (.03)  $    (.04)
                             ---------   ---------   ---------   ---------


The accompanying notes are an integral part of these consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             [UNAUDITED]

                                                     For the Six Month
                                                        Period Ended
                                                           June 30,
                                                    ---------------------
                                                       1999        1998
                                                    ---------   ---------
Cash Flows Provided by Operating Activities:
 Net loss                                           $(117,619)  $(125,059)
                                                    ---------   ---------
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, depletion and amortization            20,766      28,726
   Non-cash expenses                                     -         35,598
   Change in assets and liabilities:
    (Increase) decrease in oil revenue receivable       2,709      48,087
    (Increase) decrease in advance receivable
      related party                                      -         17,049
    Decrease in prepaid assets                        225,000        -
    Decrease in restricted cash                        10,000        -
    (Increase) decrease in interest receivable
      related parties                                  (3,920)     10,423
    Increase in interest payable   related party       14,400        -
    Increase (decrease) in accounts payable           (42,450)    (43,271)
    Increase (decrease) in other accrued liabilities   18,000     (87,000)
                                                    ---------   ---------
   Total Adjustments                                  244,505       9,612
                                                    ---------   ---------
Net Cash Provided (Used) by Operating Activities      126,886    (115,447)
                                                    ---------   ---------
Cash Flows (Used) Provided by Investing Activities:
 Purchase of oil and gas properties                  (168,251)       -
 Receipts on subscription receivable                   40,000     113,825
                                                    ---------   ---------
   Net Cash (Used) by Investing Activities           (128,251)    113,825
                                                    ---------   ---------
Cash Flows Provided by Financing Activities              -           -
                                                    ---------   ---------
  Net Cash Provided by Financing Activities              -           -
                                                    ---------   ---------
Net (Decrease) in Cash                                 (1,365)     (1,622)

Cash at Beginning of Period                             4,890      37,816
                                                    ---------   ---------
Cash at End of Period                               $   3,525   $  36,194
                                                    ---------   ---------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the six months ended June 30
    Interest                                        $    -      $    -
    Income taxes                                    $    -      $    -
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  For the period ended June 30, 1999:
     None
  For the period ended June 30, 1998:
     None
The accompanying notes are an integral part of these consolidated financial statements.

              UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Upland Energy Corporation ["PARENT"] was incorporated under the laws of the State of Utah on January 30, 1986 as Upland Investment Corporation. Parent changed its name to Upland Energy Corporation during November 1993. G. S. & C., Inc. ["SUBSIDIARY"], was incorporated under the laws of the State of Nevada on September 1, 1993. Parent and Subsidiary [the Company] are engaged in the development, production and selling of oil and gas in the State of Kansas.

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

              UPLAND ENERGY CORPORATION AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Oil and Gas Properties [Continued]

  e. Costs of unproved properties are assessed periodically, and a loss is recognized if the properties are impaired.

Revenue Recognition   The Company's revenue is generated primarily
by the production and sale of oil and gas. Revenue from oil and gas sales is recognized when the product is transferred to the purchaser.

Stocked Based Compensation   The Company accounts for its stock based
compensation in accordance with Statement of financial Accounting Standar12Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards.

Earnings (Loss) Per Share   The Company accounts for earnings (loss) per share
in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented [See Note 11].

Cash and Cash Equivalents   For purposes of the statements of cash flows, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes [See Note 6].

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  NOTES RECEIVABLE FOR COMMON STOCK ISSUED

Notes receivable [See Note 8] consist of the following at June 30:

                                                                  1999
                                                                ----------
Note receivable from legal counsel in the original
  amount of $20,000 received as consideration for
  exercise of stock options, interest at 8.5% per
  annum, due on or before January 17, 2001,
  unsecured, unpaid accrued interest of $435                      10,230

Note receivable from legal counsel received as
  consideration for exercise of stock options, interest
  at 8.5% per annum, due on or before January 17,
  2001, unsecured, unpaid accrued interest of $13,881             90,000
                                                                ---------
                                                                $100,230
                                                                ---------

The notes receivable are presented on the balance sheet as a reduction to stockholders' equity because the Company issued common stock for the notes.

NOTE 3  NOTES PAYABLE   RELATED PARTIES

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

NOTE 4  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of June 30:

                                                  1999          1998
                                               ---------   ---------
  Furniture and office equipment                $8,602       $8,602
  Vehicle                                         -
Less:  accumulated depreciation                 (4,301)      (3,975)
                                               ----------   ---------
         Total                                  $4,301       $4,627
                                               ----------   ---------

Depreciation expense charged to operations was $326 and $486 for the six month periods ended June 30, 1999 and 1998.

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the six month periods ended June 30, 1999 and 1998, the Company recorded depletion of $20,440 and $28,240, respectively.

The estimates of oil and gas reserves used by the Company were produced internally by management and others who were not independent with respect to the Company (who subsequently are no longer employed by the Company). The Company has experienced continuing operating losses the past few years and has experienced some cash flow shortages. Due to the cash shortages, management has not hired an independent reserve engineer to update its reserve information. Accordingly, the Company has not presented the supplemental oil and gas information that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements. The missing supplemental information relates to reserves quantities, capitalized costs related to oil and gas production activities, results of operations of oil and gas production activities and a standardized measure of discounted future net cash flows related to reserves quantities. Management in the past has also depended on related parties and others to provide financing for operations plus additional capital through sale of its common stock or loans.

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

Robinson Project   During October through December 1997, the Company entered
into five oil and gas leases for a total of 498.12 acres on the McLouth field, located in Jefferson County, Kansas. Each lease agreement provides for the Company to lease the property for a term of ten years [PRIMARY TERM] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease the Company pays an additional rental of $5.00 per acre per lease, the Company may defer commencement of drilling operations for an additional period of 12 months on each lease. In like manner and upon payments of $5.00 per acre per lease, the commencement of drilling operations may be further deferred (without cancellation of lease) for additional periods of 12 months each during the PRIMARY TERM. Upon production, a royalty fee of 12.5% of total sellable production is payable to the property owner of each producing lease. No operations for drilling ever commenced on any of these leases and all of these lease agreements expired.

During July 1999, the Company sold the Robinson Project [See Note 13].

Hittle Project   During 1998 the Company capitalized $0 additional funds into the Hittle Project. During 1997, the Company included $558,861 in oil and gas properties for the Hittle field. This included initial investments into several new leases as well as drilling costs. During September 1997, the Company began producing on the Hittle field. During April 1997, the Company entered into seven oil and gas leases for a total of 880 acres on the Hittle

               UPLAND ENERGY CORPORATION AND SUBSIDIARY
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

field, located in Cowley County, Kansas. The lease agreements provide for the Company to lease the property for a term of two or three years [PRIMARY TERM] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease, the Company pays an additional rental for each lease of $5.00 or $1.00 per acre depending on lease ($4,040 total for renewal of all seven leases), the Company may defer commencement of drilling operations for an additional period of 12 months. In like manner and upon payments of $5.00 or $1.00 per acre depending on lease, the commencement of drilling operations may be further deferred (without cancellation of lease) for additional periods of 12 months each per lease during the PRIMARY TERM. Upon production, a royalty fee of 12.5%, 15.6%, or 18.8%, of total sellable production is payable to property owner. The Company paid the $5.00 rental per acre on all of these leases and deferred commencement of drilling.

During May 1999, the Company completed the drilling of two additional wells in the Hittle Project.

New Wells   During 1999, the Company applied its deposit of $225,000 and drilled two additional wells on the Hittle Field. These wells have been completed for production, one well was a dry hole and the company has planned to use it as a disposal well. The other well is producing oil.

Mclouth Project - During September, 1993 the Company entered into a farm-out agreement with Kenneth L. Mason, individually and KLM Exploration, Inc., a Kansas corporation (collectively referred to as KLM), wherein the Company would perform drilling and production operations on leases currently "farmed-out" to KLM from Williams Natural Gas Company. The agreement provided that KLM would assign its interests in the properties to the Company in return for a cash payment of $100,000 and a 25% working interest in the location, carried through the tanks resulting in a net royalty interest, after taking all other interest holders into account, of 58.5%. KLM would operate the wells for a fee of $75-$100 per well. The operating contract had no termination date. KLM's farm-out agreement with the other company terminates when production activities cease. During 1996, the Company filed a lawsuit against KLM who in turn filed a counterclaim against the Company. The lawsuits were settled. During February 1998, the Company settled litigation with KLM. As settlement of the litigation, KLM turned over the operation and its interest in the McLouth field to the Company and the Company agreed to pay $1,500 for certain equipment. The Mclouth leases were sold subsequent to the date of these financial statements [See Note 14].

NOTE 6  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available, at June 30, 1999, unused operating loss carryforwards and depletion timing differences of approximately $1,700,000. The net operating losses of approximately $2,200,000 may be applied against future taxable income and expire in 2005 through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax law in effect, the future earnings of the Company, and other future events, the effects of which

              UPLAND ENERGY CORPORATION AND SUBSIDIARY
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards. The net deferred tax assets are approximately $578,000 as of June 30, 1999 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance for approximately $107,000 during the six months ended June 30, 1999.

NOTE 7 - COMMON STOCK TRANSACTIONS

During August 1998, the Company granted options to purchase 50,000 shares of the Company's common stock at $1.00 per share to its legal counsel. However, during November 1998 the company canceled these options and granted legal counsel options to purchase 50,000 shares of the company's common stock at $.625 per share. During August 1998, the Company granted options to a new director to purchase 10,000 shares of the Company's common stock at $1.00 per share. However, during November 1998 the company canceled these options and granted the director options to purchase 10,000 shares of the company's common stock at $.625 per share. Also during November 1998 the Company granted two officers and shareholders of the company options to purchase 20,000 shares (10,000 each) of the Company's common stock at $.625 per share On December 16, 1996 the Board of Directors resolved that 60,000 shares of common stock be reserved for issuance upon exercise of options granted to legal counsel for services to be performed in the amount of $25,000. The exercise price for the options is $2.00, the options vest on December 16, 1996, and the options expire on December 16, 2001. The cost of the legal services has been accounted for as an addition to prepaid expenses and a charge to additional paid-in capital. The prepaid expense reversed during 1997 and was offset against additional paid-in capital as a stock offering expense. The options had previously been granted during 1996 in connection with services to be performed in 1997. The Company received cash of $10,000 and two notes receivable totaling $110,000 (a $90,000 note and a $20,000 note)as consideration for the exercise price of the options. Both notes provide for interest at 8.5% per annum and are to be repaid in full on or before January 17, 2001. The note for $90,000 may be paid for by the cancellation of obligations owed by the Company for legal services. The Company received total proceeds of $120,000 for exercise of the options. Both notes have been classified as a reduction of stockholders' equity on the balance sheet [See
Note 2].

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

             UPLAND ENERGY CORPORATION AND SUBSIDIARY
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 1996 the Board of Directors resolved that 100,000 shares of common stock be reserved for issuance upon exercise of options granted to four officers of the Company. The exercise price for the options is $2.00, and the options vest on December 15, 1996 and expire on December 15, 2001. During the year ended December 31, 1998, 25,000 of these options were cancelled as part of a settlement agreement with the president of the Company.

During January 1997, the secretary/treasurer of the Company exercised stock options for the purchase of shares of the Company's common stock. The secretary of the Company gave a note to the Company in the amount of $80,000 at 8.5% interest per annum. The note was paid off during the first quarter of 1999.

Warrants   At June 30, 1999 the Company had 500,000 warrants outstanding to purchase common stock at $2.00 per share and 50,000 warrants to purchase common stock at $1.50 per share and 245,000 warrants outstanding to purchase common stock at $.875 per share. The warrants all have a three year life [See
Note 3].

Stock Options - The Company accounts for options agreements under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Had compensation cost for these options been determined, based on the fair value at the grant dates for awards under these agreements, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss would have been the proforma amounts as indicated below:

                                                       For the Six Month
                                                          Period Ended
                                                            June 30,
                                                       -----------------------
                                                          1999          1998
                                                       ----------   ----------

         Net Income (loss) applicable
         to common stockholders        As reported     $(117,619)   $(125,059)
                                       Proforma        $(117,619)   $(125,059)

               Earnings per Share      As reported     $    (.03)   $    (.04)
                                       Proforma        $    (.03)   $    (.04)

NOTE 8 - CONTINGENCIES

Litigation   The Company may become or is subject to investigation, claim or lawsuit ensuring out of the normal conduct of its business, including those related to environmental, safety and health, commercial transactions, etc. The Company is currently not aware of any such items, which it believes could have a material adverse affect on its financial position except as disclosed below.

Realization of Wells   The Company has depended on related parties and others
to provide financing for operations through loans and additional purchase of its common stock. The ultimate realization of the Company's investment in oil and gas properties is dependent upon the Company being able to economically recover and sell a minimum quantity of its oil and gas reserves and to be able to fund the maintenance and operations if its wells. The financial statements do not include any adjustments related to the uncertainty that the Company might not recover its estimated reserves.

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND AGREEMENTS

During November 1998 the company entered into a one-year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. As of June 30, 1999 the Company had not paid out any salary under this agreement but has accrued $15,000 of unpaid salary.

Operating Agreement   During December 1998, the Company hired Pace Exploration
to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.

NOTE 10  CONCENTRATION OF CREDIT RISKS

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

NOTE 11  EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 1999 and 1998:

                                                     For The Six Months Ended
                                                            June 30,
                                                     -------------------------
                                                         1999          1998
                                                     -----------   -----------
Income (loss) from continuing operations applicable
   to common stock                                   $(117,619)    $(125,059)
                                                     -----------   -----------
Income (loss) available to common stockholders
   used in earnings (loss) per share                 $(117,619)    $(125,059)
                                                     -----------   -----------
Weighted average number of common shares used in
 earnings (loss) per share outstanding during the
 period                                              3,562,192     3,562,192
                                                     -----------   -----------

Dilutive earnings per share was not presented, as its effect was anti-dilutive for the periods ended June 30, 1999 and 1998.

NOTE 12   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has not yet established profitable operations and has incurred significant losses. Further, the Company has current liabilities in excess of current assets at June 30, 1999. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 13 - SUBSEQUENT EVENTS

Sell of Assets   During July, 1999, the Company sold all of the oil and gas properties of the subsidiary for $25,000 cash and $32,552 in expenses paid on behalf of the Company. The properties sold consisted of the McLouth leases.

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

     In November 1993, the Company acquired G.S.& C., Inc., a Nevada corporation ("GSC") in a stock for stock transaction. GSC was organized under the laws of Nevada on September 1, 1993. Prior to the acquisition, the Company effected a 1-for-2 reverse split in its issued and outstanding shares of Common Stock reducing the number of shares outstanding immediately prior to the acquisition of GSC from 13,990,000 to 6,995,000. The Company then issued 25,297,500 post-split shares of its Common Stock to the shareholders of GSC in exchange for all issued and outstanding shares of GSC. On March 20, 1995, the Company effected a 1-for-20 reverse split in its issued and outstanding shares of Common Stock which reduced the number of issued and outstanding shares from 42,207,501 to approximately 2,110,375 shares. In connection with the transaction, the name of the Company was changed from Upland Investment Corporation to Upland Energy Corporation to better reflect the Company's business activities. For financial statement purposes, the transaction has been accounted for as a "reverse acquisition" as if GSC had acquired the Company. As a result, the financial statements included herewith present the operations of GSC from inception and include Upland's operations only from the date of the acquisition.

     The Company is engaged in the business of exploring for and developing oil and gas reserves. Unless otherwise indicated, GSC and Upland are collectively referred to herein as the "Company."

     The Company has relied and probably will need to continue to rely on the sale of its securities to fund operations. In July 1999, the Company sold its interest in its McLouth Field and presently is focusing only on its Hittle Field in Kansas. The lack of funding has prevented the Company from engaging in any further exploration or drilling. Unless additional funding is obtained, the Company will not be able to engage in further drilling efforts.

Liquidity and Capital Resources
---------------------------------------

     At June 30, 1999, the Company had assets of $938,697. The Company had current assets of only $19,473 with current liabilities of $347,017 resulting in a negative working capital position of $327,544. The current liabilities consisted of $245,000 owed to the president and principal shareholders of the Company.

     The Company has been selling of its properties, specifically the McLouth Field to help pay debts. The sale of the McLouth field also reduced the drain on the Company as it was not profitable at the time of sale.

     The Company's only assets consist of the Hittle Field and the wells on the Field. Although, the Hittle Field has reached a point were it does not cost the Company money to run, it does not produce enough revenue to cover current liabilities. Accordingly, the Company will have to seek additional funding. The financial position of the Company create a situation where the only viable means of additional capital is from existing principal shareholders who have not yet committed to provide any funding for the Company. If these shareholders are unwilling to provide the Company funding, the Company's future prospects would be in doubt.

Results of Operations
---------------------
     For the quarter ended June 30, 1999, the Company had revenue of $59,084 which was down $2,484 from the same period in 1998. For the six months ended June 30, 1999, revenue was only $85,264 which was down $14,545 for the same period in 1998. The decrease in revenue was predominately due to reduce production from the McLouth Field.

     Expenses for the quarter ended June 30, 1999, decreased to $39,472 from $108,089 for the same period in 1999. For the quarter ended June 30, 1999, general and administrative expenses decreased to $16,606 from $52,163 for the same period in 1998 as the Company reduced its payroll expenses by not replacing officers who left. Production expenses also decreased by approximately $30,000 to $11,038 as the Company shut down unprofitable wells and sold the McLouth Field. As a result of the overall decrease in expenses, the Company posted a small profit from operations of 19,612 as opposed to prior quarters losses. This profit was reduce by interest expenses of $7,200 resulting in a net profit of $14,372 for the June 30, 1999 quarter. The Company is hopeful that with strong oil prices, it can continue to produce a small profit as it seeks additional financing.

     For the six months ended June 30, 1999, the Company posted a net loss of $117,619 as the result of $100,000 in dryhole, recompletions and exploration costs and 55,038 in general and administrative costs. Most of these cost were incurred prior to the Company disposing of the McLouth Filed and ceasing all but the esential operations on the Hittle Field. The Company anticipates future cost to be more in line with those of the June quarter until operations and exploration is expanded.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has settled all of its outstanding litigation matters.

ITEM 2.  CHANGES IN SECURITIES

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)         Exhibits.
              ---------

Exhibit #     SEC Ref. #       Title of Exhibit                   Location
---------     ---------        ----------------                   --------
 27             27             Financial Data Schedule            This Filing


  (b)         Reports on From 8-K.
              --------------------

              None

                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UPLAND ENERGY CORPORATION


Dated:  November 11, 1999          By: /S/ Lee Jackson, President and
                                   Principal Accounting and Chief Financial
                                   Officer