Form 10QSB
period 1999-09-30
UPLAND ENERGY CORP
filed 1999-11-22
CIK 920273

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,695,378 shares of its $0.001 par value common stock as of November 1, 1999.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                               [UNAUDITED]

                                                 September 30,    December 31,
                                                    1999              1998
                                                 ------------     ------------

CURRENT ASSETS:
Cash                                             $     49,499    $      4,890
Oil revenue receivable                                   -              4,340
Interest receivable   related parties                  17,356          10,396
Deposits                                                 -            225,000
                                                 ------------    ------------
           Total Current Assets                        66,855         244,626

PROPERTY AND EQUIPMENT, net                             3,628           4,627

OIL AND GAS PROPERTIES, net                           385,338         767,113

RESTRICTED CASH                                          -             10,000
                                                  ------------   ------------
                                                  $    455,821   $  1,026,366
                                                  ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - related parties                    $     240,00  $    245,000
Accounts payable                                         69,246       105,967
Other accrued liabilities                                33,100         6,100
Interest payable                                         20,789          -
                                                   ------------  ------------
Total Current Liabilities                               363,135       357,067
                                                   ------------  ------------
STOCKHOLDERS' EQUITY:
Common stock; $.001 par value, 50,000,000
  shares authorized, 3,562,192 shares issued
  and outstanding, respectively                           3,562         3,562
Capital in excess of par value                        2,188,300     2,188,300
Retained (deficit)                                   (1,998,946)   (1,382,333)
                                                   ------------  ------------
                                                        192,916       809,529
Less: notes receivable for common stock issued         (100,230)     (140,230)
                                                   ------------  ------------

Total Stockholders' Equity                               92,686       669,299
                                                   ------------  ------------

                                                   $    455,821   $ 1,026,366
                                                   ------------   -----------
Note:The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of this consolidated financial statement.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             [UNAUDITED]


                                For the Three Month      For the Nine Month
                                  Period Ended              Period Ended
                                  September 30,             September 30,
                            ----------------------   ----------------------
                              1999          1998       1999          1998

REVENUE:
Oil sales                   $  42,180    $  50,135   $ 127,444   $ 149,944
                            ---------    ---------   ---------   ---------
      Total Revenue            42,180       50,135     127,444     149,944
                            ---------    ---------   ---------   ---------
EXPENSES:
Production expense             15,033       43,705      31,632     126,754
Depreciation, depletion and
  amortization                 14,362       14,364      43,086      43,090
Dryhole, unsuccessful
  recompletions and exploration
  costs                          -            -        100,000        -
General and administrative
  costs                        13,829       45,465      60,909     157,757
                            ---------    ---------   ---------   ---------
Total Expenses                 43,224      103,534     235,627     324,601
                            ---------    ---------   ---------   ---------
(LOSS) FROM OPERATIONS         (1,044)     (53,399)   (108,183)   (174,657)

OTHER INCOME (EXPENSE):
Interest income                  3,040       3,506       6,960       8,135
Interest expense                (7,200)        -       (21,600)       -
Loss on disposal of assets    (493,790)        -      (493,790)     (8,430)
                             ---------   ---------   ---------   ---------

Total Other Income (Expense)  (497,950)     (3,506)   (508,430)       (295)
                             ---------   ---------   ---------   ---------
(LOSS) BEFORE INCOME
  TAXES                       (498,994)    (49,893)   (616,613)   (174,952)

CURRENT TAX EXPENSE               -           -           -           -

DEFERRED TAX EXPENSE              -           -           -           -
                             ---------   ---------   ---------   ---------
NET INCOME (LOSS)            $(498,994)   $(49,893)  $(616,613)  $(174,952)
                             ---------   ---------   ---------   ---------
INCOME (LOSS) PER COMMON
  SHARE                      $    (.14)  $    (.01)  $    (.17)  $    (.05)
                             ---------   ---------   ---------   ---------


The accompanying notes are an integral part of these consolidated financial statements.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 [UNAUDITED]
                        Increase (Decrease) in Cash
                                                     For the Nine Month
                                                        Period Ended
                                                       September 30,
                                                    ---------------------
                                                       1999        1998
                                                    ---------   ---------
Cash Flows Provided by Operating Activities:
 Net loss                                           $(616,613)  $(174,952)
                                                    ---------   ---------
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, depletion and amortization            43,086      43,000
   Non-cash assumed debts                             (42,552)       -
   Loss on sale of assets                             493,790        -
   Non-cash expenses                                  110,066        -
   Decrease in stock subscription receivable                      (74,468)
   Change in assets and liabilities:
    (Increase) decrease in oil revenue receivable       4,340      48,865
    (Increase) decrease in advance receivable
      related party                                      -         17,049
    Decrease in prepaid assets                        225,000        -
    Decrease in restricted cash                        10,000        -
    (Increase) decrease in interest receivable
      related parties                                  (6,960)      6,917
    Increase in interest payable   related party       20,789        -
    Increase (decrease) in accounts payable           (36,721)    (25,458)
    Increase (decrease) in other accrued liabilities   27,000     (87,000)
                                                    ---------   ---------
   Total Adjustments                                  737,772      39,061
                                                    ---------   ---------
Net Cash Provided (Used) by Operating Activities      126,886    (135,891)
                                                    ---------   ---------
Cash Flows (Used) Provided by Investing Activities:
 Purchase of oil and gas properties                  (136,550)       -
 Sale of oil properties                                25,000        -
 Receipts on subscription receivable                   40,000     113,825
                                                    ---------   ---------
   Net Cash (Used) by Investing Activities            (71,550)    113,825
                                                    ---------   ---------
Cash Flows Provided by Financing Activities
   Payment of notes payable                            (5,000)       -
                                                    ---------   ---------
  Net Cash Provided by Financing Activities            (5,000)       -
                                                    ---------   ---------
Net (Decrease) in Cash                                (44,609)    (22,066)

Cash at Beginning of Period                             4,890      37,816
                                                    ---------   ---------
Cash at End of Period                               $  49,499   $  15,750
                                                    ---------   ---------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the nine months ended September 30
    Interest                                        $    -      $    -
    Income taxes                                    $    -      $    -
Supplemental Disclosures of Noncash Investing and
Financing Activities:
  For the period ended September 30, 1999:
    The Company disposed of oil properties for $25,000 cash and the purchaser assumed $42,552 in debts.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  NOTES RECEIVABLE FOR COMMON STOCK ISSUED

Notes receivable [See Note 8] consist of the following at September 30:

                                                                  1999
                                                                ----------
Note receivable from legal counsel in the original
  amount of $20,000 received as consideration for
  exercise of stock options, interest at 8.5% per
  annum, due on or before January 17, 2001,
  unsecured, unpaid accrued interest of $614                      10,230

Note receivable from legal counsel received as
  consideration for exercise of stock options, interest
  at 8.5% per annum, due on or before January 17,
  2001, unsecured, unpaid accrued interest of $16,742             90,000
                                                               ---------
                                                                $100,230
                                                               ---------


The notes receivable are presented on the balance sheet as a reduction to stockholders' equity because the Company issued common stock for the notes.

NOTE 3  NOTES PAYABLE   RELATED PARTIES

During November through December 1998, the Company raised an additional $245,000 in financing by issuing convertible promissory notes with redeemable warrants in units of $5,000 each. Each unit consisted of a convertible promissory note for $5,000 and 5,000 redeemable warrants to purchase the Company's common stock at $.875 per share. The convertible promissory notes have a maturity of one year, bear interest at 12% per annum, and are secured by the oil production from the Company's Hittle Field in Central Kansas. The promissory notes are convertible into the Company's common stock, at the holder's option, at the rate of one share for each $1.50 of principal and accrued but unpaid interest. The warrants are exercisable for two years from the date of exercising the conversion feature of the promissory note. Each warrant is redeemable at the redemption price of $.10 per warrant on the company's 30 day written notice to the holders if the closing bid price for the Common Stock, as reported on the National Associations of Securities Dealers Electronic Bulletin Board, is $1.50 per share or more for ten consecutive trading days or is $1.50 per share or more for 15 trading days in any 30 trading day period. During the nine months ended September 30, 1999, the Company paid back one $5,000 unit, leaving $240,000 in convertible promissory notes as of September 30, 1999.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of September 30:

                                                  1999          1998
                                               ---------   ---------

  Furniture and office equipment               $   6,050   $   8,602
  Vehicle                                            -
Less:  accumulated depreciation                    (2,422)     (3,813)
                                               ----------   ---------
         Total                                  $3,628       $4,789
                                               ==========   =========

Depreciation expense charged to operations was $326 and $486 for the six month periods ended September 30, 1999 and 1998.

NOTE 5 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the six month periods ended September 30, 1999 and 1998, the Company recorded depletion of $42,600 and $42,000, respectively.

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

                UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - OIL AND GAS PROPERTIES [Continued]

Mclouth Project - During September, 1993 the Company entered into a "farm-out" agreement with Kenneth L. Mason, individually and KLM Exploration, Inc., a Kansas corporation (collectively referred to as "KLM"), wherein the Company would perform drilling and production operations on leases currently "farmed-out" to KLM from Williams Natural Gas Company. The agreement provided that KLM would assign its interests in the properties to the Company in return for a cash payment of $100,000 and a 24% working interest in the location, carried through the tanks resulting in a net royalty interest, after taking all other interest holders into account, of 58.5%. KLM would operate the wells for a fee of $75-$100 per well. The operating contract had no termination date. KLM's farm-out agreement with the other company terminates when production activities cease. During 1996, the Company filed a lawsuit against KLM who in turn filed a counterclaim against the Company. The lawsuits were settled. During February 1998, the Company settled litigation with KLM. As settlement of the litigation, KLM turned over the operation and its interest in the McLouth field to the Company and the Company agreed to pay $1,500 for certain equipment. During July, 1000, the Company sold all of the oil and gas properties of the subsidiary for $25,000 cash and $42,552 in expenses paid on behalf of the Company. The properties sold consisted of the McLouth leases.

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

The Company has available, at September 30, 1999, unused operating loss carryforwards and depletion timing differences of approximately $2,200,000. The net operating losses of approximately $2,700,000 may be applied against future taxable income and expire in 2005 through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax law in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards. The net deferred tax assets are approximately $748,000 as of September 30, 1999 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance for approximately $277,000 during the nine months ended September 30, 1999.
1999.

NOTE 7 - COMMON STOCK TRANSACTIONS

During August 1998, the Company granted options to purchase 50,000 shares of the Company's common stock at $1.00 per share to its legal counsel. However, during November 1998 the company canceled these options and granted legal counsel options to purchase 50,000 shares of the company's common stock at $.625 per share. During August 1998, the Company granted options to a new director to purchase 10,000 shares of the Company's common stock at $1.00 per share. However, during November 1998 the company canceled these options and granted the director options to purchase 10,000 shares of the companys common stock at $.625 per share. Also during November 1998 the Company granted two officers and shareholders of the company options to purchase 20,000 shares (10,000 each) of the Company's common stock at $.625 per share

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK TRANSACTIONS [Continued]

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK TRANSACTIONS [Continued]

Warrants   At September 30, 1999 the Company had 500,000 warrants outstanding to purchase common stock at $2.00 per share and 50,000 warrants to purchase common stock at $1.50 per share and 245,000 warrants outstanding to purchase common stock at $.875 per share. The warrants all have a three year life.

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

                                                       For the Nine Month
                                                          Period Ended
                                                          September 30,
                                                       -----------------------
                                                          1999          1998
                                                       ----------   ----------

         Net Income (loss) applicable
         to common stockholders        As reported     $(616,613)   $(174,952)
                                       Proforma        $(616,613)   $(174,952)

               Earnings per Share      As reported     $    (.17)   $    (.05)
                                       Proforma        $    (.17)   $    (.05)

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

NOTE 9 - COMMITMENTS AND AGREEMENTS

During November 1998 the company entered into a one-year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. As of September 30, 1999 the Company had not paid out any salary under this agreement but has accrued $33,000 of unpaid salary.

            UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND AGREEMENTS [Continued]

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

NOTE 11  EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 1999 and 1998:

                                   For the Three           For the Nine
                                   Months Ended            Months Ended
                                   September 30,           September 30,
                            ----------------------    -----------------------
                                1999         1998        1999          1998
                            ----------   ----------   ----------   ----------
Income (loss) from
 continuing operations
 applicable to common
 stock                      $ (497,950)  $  (49,893)  $ (616,613)  $ (174,952)
                            ----------   ----------   ----------   ----------
Income (loss) available to
 common stockholders used
 in earnings (loss) per
  share                     $ (497,950)  $  (49,893)  $ (616,613)  $ (174,952)
                            ----------   ----------   ----------   ----------

Weighted average number of
 common shares used in
 earnings (loss) per share
 outstanding during the
period                       3,562,192    3,562,192    3,562,192    3,661,878
                            ==========   ==========   ==========   ==========

Dilutive earnings per share was not presented, as its effect was anti-dilutive for the periods ended September 30, 1999 and 1998.

NOTE 12   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has not yet established profitable operations and has incurred significant losses. Further, the Company has current liabilities in excess of current assets at

               UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GOING CONCERN (Continued)

September 30, 1999. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
-------

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

Liquidity and Capital Resources
---------------------------------------

     At September 30, 1999, the Company had assets of $455,821. The Company had current assets of only $66,855 with current liabilities of $363,135 resulting in a negative working capital position of $296,280. The current liabilities consisted of $240,000 owed to the president and principal shareholders of the Company.

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

Results of Operations
---------------------

     For the quarter ended September 30, 1999, the Company had revenue of $42,180 which was down $50,135 from the same period in 1998. For the nine months ended September 30, 1999, revenue was only $127,444 which was down $22,500 for the same period in 1998. The decrease in revenue was predominately due to reduce production from the McLouth Field.

     Expenses for the quarter ended September 30, 1999, decreased to $43,224 from $103,534 for the same period in 1999. For the quarter ended September 30, 1999, general and administrative expenses decreased to $13,829 from $45,465 for the same period in 1998 as the Company reduced its payroll expenses by not replacing officers who left. Production expenses also decreased by approximately $29,876 to $13,829 as the Company shut down unprofitable wells and sold the McLouth Field. As a result of the overall decrease in expenses, the Company's lost only $1,044 from operations as opposed to $53,399 for quarter ended September 30, 1998. This loss was increased by $493,950 in loss on disposal of the McLouth Field. The Company believes the sale of the McLouth field will help the Company stabilize its financial position as it was unprofitable and causing a drain on resources.

     For the six months ended September 30, 1999, the Company posted a net loss of $108,183 as the result of $100,000 in dryhole, recompletions and exploration costs and $60,909 in general and administrative costs. Most of these cost were incurred prior to the Company disposing of the McLouth Filed and ceasing all but the esential operations on the Hittle Field. The Company anticipates future cost to be more in line with those of the September quarter until operations and exploration is expanded.

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

     (a)   None


     (b)  Reports on From 8-K.
          --------------------

          None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UPLAND ENERGY CORPORATION


Dated:  November 19, 1999          By:/S/ Lee Jackson, President and Principal
                                          Accounting and Chief Financial
                                          Officer