Form 10KSB
period 1999-12-31
UPLAND ENERGY CORP
filed 2000-04-14
CIK 920273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1999
                                     -----------------
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

                      Common Stock, $0.001 par value
                      ------------------------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [ ]  (2)  Yes [X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

     State issuer's revenues for its most recent fiscal year:  $198,540.

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at April 13, 2000, of $0.31 per share, the market value of shares held by nonaffiliates would be $1,085,289.61.

     As of April 12, 2000, the Registrant had 4,544,192 shares of common stock issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

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

Wells and Acreage
-----------------

     Shown below are tabulations of the productive oil (including casinghead gas) wells and developed and undeveloped acreage owned by the Company as of December 31, 1999.

                                              Gross Acreage
                                     -------------------------------
Productive Oil Wells                 Developed           Undeveloped
--------------------                 ---------           -----------
  Gross      Net(1)                Gross   Net(2)       Gross   Net(3)
  -----      ------                -----   ------       -----   ------
    3                               190    152.50        1560    1560

-------------------

(1)   Based on a 80% ownership working interest on the Hittle Field.

(2)   Calculated on the Hittle Field.

(3) Corresponds to 1560 undeveloped acres in the Hittle Field with 100% ownership interest.

See notes 3 and the supplemental information to the Company's December 31, 1999 and 1998, financial statements for additional information regarding the Company's oil and gas properties and producing activities and oil and gas reserves. Such information is based on a report prepared by Felix Ascanio who was the Company's president, and therefore, should not be considered independent.

Drilling Activities
-------------------

     Set forth below is a tabulation of wells completed in the period indicated in which the Company have participated and the results thereof for the three most recent years ended December 31, 1999.


                                   Year Ended December 31,
                       --------------------------------------------------
                            1997            1998             1999
                            ----            ----             ----
                       Gross    Net    Gross    Net     Gross    Net
                       -----    ---    -----    ---     -----    ---
Exploratory:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                -0-     -0-     -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-

Development:
     Dry                -0-     -0-     -0-     -0-      -1-     -1-
     Oil                2(1)    2(1)     2       2       -2-     -2-
     Gas                -0-     -0-     -0-     -0-      -2-     -2-
         Totals          2       2       2       2      _-2-     -2-__     ____


(1) The LH-1 was subsequently shut down do to water problems.

Average Prices and Costs
------------------------

     The average sales prices of oil and gas for the current fiscal year and the three previous fiscal years are as follows:

      Average Sales Price
      -------------------
  Year Ended           Oil           Gas
  December 31       (per BBL)     (per MCF)
  -----------       ---------     ---------
     1995            $12.27            NA
     1996            $16.34            NA
     1997            $14.45            NA
     1998            $11.41            NA
     1999            $15.62            NA

Production costs for such wells per equivalent barrel, which includes lifting costs (electricity, fuel, water disposal, repairs and maintenance, pumper, transportation, etc.), and production taxes, was $3.09, $2.87, and $3.07 for the years ended December 31, 1999, 1998, and 1997, respectively.

Production and Sale of Oil and Gas
----------------------------------

     The sale of oil and gas is subject to price adjustments, production curtailments, and similar provision in oil and gas purchase contracts, and the sale of both oil and gas is subject to general economic and political conditions affecting the production and price of crude oil and natural gas. For the years ended December 31, 1999, and 1998, the Company produced approximately 32.4 and 41.52 barrels of oil per day.

                      ITEM 3. LEGAL PROCEEDINGS

     All of the Company's prior legal proceedings were settled in 1998. For further information on prior lawsuits please see the Company's form 10KSB for December 31, 1998.

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

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

March 1997                    $3.875            $2.31
June 1997                     $5.625            $2.50
September 1997                $6.25             $4.25
December 1997                 $5.25             $3.50

March 1998                    $3.875            $2.625
June 1998                     $1.438            $1.188
September 1998                $1.188            $0.625
December 1998                 $1.340            $0.560

March 1999                    $1.375            $0.531
June 1999                     $0.531            $0.344
September 1999                $0.50             $0.375
December 1999                 $0.437            $0.312

     At April 13, 2000, the high and low bid and asked price for the Common Stock was $0.31 and $0.38, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

      As of April 12, 2000, there were 4,544,192 shares of common stock outstanding held by approximately 126 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources
---------------------------------------

     At December 31, 1999, the Company had assets of $381,503. The majority of these assets, $345,530, represented oil and gas properties with only $33,062 in current assets. During 1999, the Company used the majority of its current assets and now must rely on loans from major shareholders and oil revenues to cover its operating expenses. As a result the Company had a negative working capital position of $14,027 which was an improvement on the $112,441 negative working capital position in December 31, 1998.

     During 1999, the Company funded its operation and exploration expenses through the sale of equity interest in the Company and shareholder loans. The Company anticipates it will have to continue to rely on capital through equity infusion or shareholder loans until its oil revenues increase. The Company has significantly cut expenses and is hopeful that with the sale of the McLouth Field it will be able to pay ongoing expenses; however, the Company would not be able to fund further drilling and exploration and would have to rely on investors to help fund the further drilling and exploration.

     In December 1999, the Company issued 982,000 shares to pay $245,000 in notes payable. Each shares was issued for $0.25 of debt previously owed. These shares were issued to existing shareholders.

     With little revenue presently being produced, the Company will continue to rely on the sale of its securities or loans to fund operations. Based on the working capital position of the Company, management estimates the Company will need to obtain additional financing to perform further exploration on the Hittle Field.

Results of Operations
---------------------

     For the year ended December 31, 1999, the Company had revenue of $198,540 which was down from $203,708 for the same period in 1998 due to the sale of the McLouth Field. The Company anticipates oil revenue to increase as the result of increased oil prices. The increase in revenue will be only marginal, however, with the Hittle Field currently producing less than 50 barrels of oil per day.

     Expenses for the year ended December 31, 1999, were $413,810 which were down from $774,087 from the year ended December 31, 1998. Expenses for the year ended December 31, 1999, were down principally due to the sale of the McLouth Field and a reduction in exploration cost from 376,078 to 100,000. General and administrative expenses were down as the Company has reduced its payroll.

     For the year ended December 31, 1999, the Company continued to suffer loses from operations with a net loss of $714,315. This loss was up from the $567,168 loss in 1998 as a result of the loss on disposition of the McLouth Field of 477,079. The Company anticipates it will continue to have a loss in 2000 however the loss should be substantially smaller than in prior years and reflect its retrenching efforts with the sale of the McLouth Field and the reduction in exploration cost. The Company is hopeful with the signing of the Pace Exploration contract that it will maintain reduced general and administrative expenses relying on Pace Exploration for the operation of the Hittle Field. The Company will in turn maintain only limited other business operations until revenues justify an expansion of its corporate staff and other experts.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed, except Michael L. Labertew filed his form 3 late and one form 4 late.

                  ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                            SUMMARY COMPENSATION TABLE
                            --------------------------

                                                        Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Lee Jackson         1999  $38,000   -0-       -0-         -0-       -0-     -0-       -0-
President           1998  $38,000   -0-       -0-         -0-    $6,250 (1) -0-       -0-
Felix A. Ascanio    1997  $60,000   -0-       -0-         -0-      -0-      -0-       -0-
President and CEO


(1)  Mr. Jackson received 10,000 options at $0.625 per share in 1998.


Options/SAR Grants in Last Fiscal Year
--------------------------------------
The Following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended December 31, 1999, to the named executive officer of the Company.

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

Officer and Director Remuneration
---------------------------------

     Mr. Jackson, the Company's current president receives a salary of $3,000.00 per month and Mr. Labertew does not take a salary.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 4,544,192 shares of the Company's common stock outstanding at April 12, 2000, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------

Common     Lee Jackson (1)               622,250                      13.69
           712 Arrowhead Lane
           Murray, Utah  84107

Common     The Depository Trust
            (Cede & Co.)               2,541,028                      55.92
           P.O. Box 222
           New York, New York  10274

Common     Frank Gillen                  421,011                        9.26
           175 South Main, Ste. 1240
           Salt Lake City, Utah 84111

Officers, Directors and Nominees

Common     Lee Jackson, Director        ---------See Above---------

Common     Michael Labertew              -0-                             -0-
           Secretary/Treasurer, Director

All Officers, Directors, and
 Nominees as a Group (2 Persons)         622,250                        13.69
--------------------------------
(1)Mr. Jackson also owns 25,000 warrants and 25,000 options to purchase a like number of shares of Common Stock at an exercise price of $2.00 per share.

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

     During December 1999, the Company converted $245,000 in debt to 982,000 shares of common stock of the Company. The note were held by officers and major shareholders of the Company who previously loaned the Company money to complete some exploration work.


             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Upland Energy Corporation

Date: April 13, 2000            By /s/Lee Jackson, President and Director
                                      (Principal Executive Officer)

INDEPENDENT AUDITOR'S REPORT

Board of Directors
UPLAND ENERGY CORPORATION AND SUBSIDIARY
Salt Lake City, Utah

We have audited the consolidated balance sheet of Upland Energy Corporation and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Upland Energy Corporation and Subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14, the Company has experienced continuing operating losses the past few years and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans with regards to these matters are also described in Note
14. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

PRITCHETT, SILER & HARDY, P.C.
430 East 400 South
Salt Lake City, UT84111

February 15, 2000

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                                 ASSETS

                                                               December 31,
                                                                   1999
                                                              -------------
CURRENT ASSETS:
   Cash                                                    $      18,183
   Oil revenue receivable                                         14,879
                                                              -------------
   Total current Assets                                           33,062

PROPERTY AND EQUIPMENT, net                                        2,911

OIL AND GAS PROPERTIES, net                                      345,530
                                                              -------------

                                                           $     381,503
                                                              =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  4,989
 Other accrued liabilities                                        42,100
                                                              -------------
   Total Current Liabilities                                      47,089

STOCKHOLDERS' EQUITY:
  Common stock:$.001 par value 50,000,000
   shares authorized, 4,494 192 shares issued
   and outstanding                                                 4,949
  Capital in excess of par value                               2,432,868
  Retained (deficit)                                          (2,096,684)
                                                              -------------
                                                                 304,714
  Less: notes receivable for common stock issued                  (6,300)
                                                              -------------
            Total Stockholders' Equity                           334,414
                                                              -------------
                                                           $     381,503
                                                              =============













 The accompanying notes are an integral part of this consolidated financial statement.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended
                                                         December 31,
                                                     -------------------
                                                     1999          1998
                                                     --------  ---------
REVENUE:
  Oil sales                                         $ 198,540  $ 203,708
                                                     --------  ---------
          Total Revenue                               198,540    203,708
                                                     --------  ---------

EXPENSES:
  Production expense                                   93,125    150,093
  Depreciation, depletion
  and amortization                                     44,853     57,454
  Dry hole, unsuccessful recompilations
  and exploration costs                               100,000    376,078
  General and administrative costs                    175,832    190,462
                                                     --------  ---------
          Total Expenses                              413,810    774,087
                                                     --------  ---------
LOSS FROM OPERATIONS                                 (215,270)  (570,379)
                                                     --------  ---------
OTHER INCOME (EXPENSE):
  Interest Income                                       2,170     11,641
  Interest Expense                                    (24,136)      -
  Loss of disposition of assets                      (477,079)    (8,430)
                                                     ---------  --------
          Total Other Income (Expense)               (499,045)     3,211
                                                     ---------  --------


LOSS BEFORE INCOME TAXES                             (714,315)  (567,168)

CURRENT TAX EXPENSE                                      -          -

DEFERRED TAX EXPENSE                                     -          -
                                                     ---------  --------
NET LOSS                                           $ (714,315)  (567,168)
                                                     ---------  --------
LOSS PER COMMON SHARE                              $     (.20) $    (.16)
                                                     ---------  --------








The accompanying notes are an integral part of these consolidated financial statements.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FROM DECEMBER 31, 1996 THROUGH
                                DECEMBER 31, 1999

                                  Common Stock    Capital in   Retained
                                ----------------  Excess of    Earnings
                                Shares   Amount   Par Value   (deficit)
                                -------  ------   ---------   ---------
BALANCE, December 31,1997     3,695,378   3,695   2,337,335       (815,165)

Cancellation of 133,186
 shares of common stock,
 May 1998, fair market
 value was at $1.12 per
 share, for cancellation
 of note receivable            (133,186)   (133)   (149,035)          -

Net loss for the year
 ended December 31,1989            -        -          -          (567,168)
                                -------  -------   ---------  ---------
BALANCE, December 31, 1998    3,562,192    3,562   2,188,300    (1,382,333)

Issuance of 982,000 shares
 of common stock in lieu of
 note payable at $.25 per
 share, December 1999           982,000      982    244,518           -

Cancellation of 50,000
 shares of common stock
 December 1999                  (45,000)     (45)        45           -

Net loss for the year
 ended December 31, 1999           -         -         -          (714,315)
                               -------   -------    ---------  ---------
BALANCE, December 31, 1999   4,499,192   $ 4,499  $ 2,432,863  $(2,096,648)
                               -------   -------    ---------  ---------

















The accompanying notes are an integral part of this consolidated financial statement.

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Net Increase (Decrease) in Cash

                                                        For the Years Ended
                                                            December 31,
                                                      -----------------------
                                                       1999             1998
                                                      ----------    ---------
Cash Flows from Operating Activities:
  Net loss                                           $ (714,315)   $ (567,168)
                                                      ----------    ---------
Adjustments to reconcile net income
 (loss) to cash used in operating
 activities:
 Depreciation, depletion and amortization                44,297        57,454
 Loss from discontinued operations                      489,006          -
 Non-cash expenses                                      115,931        87,200
 Dry hole expense                                          -          376,078
 Disposition of assets                                     -            8,430
 Change in assets and liabilities:
  Decrease in deposits                                   10,000          -
 (Increase)decrease in oil revenue receivable            (8,908)       50,045
 (Increase)in advance receivable-related party           10,369       (17,049)
 (Increase) decrease in prepaid assets                  225,000      (225,000)
 (Increase)in accounts payable-related party               -          (13,335)
 (Decrease)in accounts payable                         (100,978)      (15,679)
 (Decrease)in other accrued liabilities                  36,000       (81,000)
                                                      ----------    ---------
         Total Adjustments                              820,744       261,242
                                                      ----------    ---------
         Net Cash (Used) by Operating Activities       (106,429)     (305,926)
                                                      ----------    ---------
Cash Flows from Investing Activities:
  Proceeds from sale of equipment                        25,000          -
  Purchase of oil and gas properties                   (158,136)         -
  Receipts on notes receivable                           40,000        28,000
                                                      ----------    ---------
         Net Cash (Used) by Investing Activities        (93,136)       28,000
                                                      ----------    ---------
Cash Flows from Financing Activities:
  Proceeds from notes payable-related parties              -          245,000
                                                      ----------    ---------
         Net Cash Provided by Financing Activities         -          245,000
                                                      ----------    ---------
Net Increase (Decrease) in Cash                          13,293       (32,926)

Cash at Beginning of Year                                 4,890        37,816
                                                      ----------    ---------
Cash at End of Year                                  $   18,183         4,890
                                                      ----------    ---------

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Increase (Decrease) in Cash
                                (Continued)


                                                        For the Years Ended
                                                            December 31,
                                                     -------------------------
                                                       1999             1998
                                                     -----------    ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for
    Interest                                         $   24,135     $    -
    Income taxes                                     $     -        $    -


Supplemental Disclosures of Noncash Investing and Financing Activities:
  For the year ended December 31, 1999:
    The Company issued 982,000 of common stock to retire notes payable at $.25 per share.

    A shareholder of the Company returned 45,000 shares of common stock of the Company for cancellation as a capital contribution.

    Notes Receivables in the amount of $24,529 was written off as bad debt expense and $69,401 was netted against accounts payable owing for legal fees.

  For the year ended December 31, 1998:
    The Company cancelled 133,186 shares of common stock form the Company's former president. The stock was recorded at $1.12 per share and was acquired by cancellation of a note receivable in the amount of $134,376.

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

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Upland Energy Corporation [PARENT] was incorporated under the laws of the State of Utah on January 30, 1986 as Upland Investment Corporation. Parent changed its name to Upland Energy Corporation during November 1993. G. S. & C., Inc. ["SUBSIDIARY"], was incorporated under the laws of the State of Nevada on September 1, 1993 and is engaged in the development, production and selling of oil and gas in the State of Kansas.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 8].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities " and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  DISCONTINUED OPERATIONS - SUBSIDIARY

On August 5, 1999, G. S. & C., Inc. ("Subsidiary") sold all of its oil and gas properties for $25,000 cash, assumption of $32,552 of accounts payable and assumption of a $10,000 note payable. The sale resulted in the Subsidiary becoming inactive (no on-going operations). On a consolidated basis the Company is still operating in the Oil and Gas Production Industry and accordingly the sale is not considered a discontinued operation for purposes of consolidated reporting.

NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

Notes receivable, which include related parties [See Note 7], consist of the following at December 31:

                                                                  1999
                                                                 ------
Note receivable from legal counsel in the original
  amount of $20,000 received as consideration for
  exercise of stock options, interest at 8.5% per
  annum, due on or before January 17, 2001,
  unsecured, unpaid accrued interest of $0                        6,300
                                                                 ------
                                                                 $6,300
                                                                 ------

The notes receivable are presented on the balance sheet as a reduction to stockholders' equity because the Company issued common stock for the notes.

During 1999, Notes Receivable totaling $69,401 were netted against accounts payable owing for legal fees and $24,529 was written off as a bad debt expense.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

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

During 1999 these notes payable totaling $245,000 were converted to 982,000 shares of common stock, valued at $.25 per share (See Note 9).

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                                        1999      1998
                                                       ------    ------

Furniture and office equipment                         $6,050    $8,602
Vehicle
Less:  accumulated depreciation                        (3,139)   (3,978)
                                                       ------    ------

             Total                                     $2,911    $4,627
                                                       ------    ------

Depreciation expense charged to operations was $1,716 and $1,842 for the years ended December 31, 1999 and 1998.

NOTE 6 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the year ended December 31, 1999 and 1998, the Company recorded depletion of $42,581 and $55,613, respectively.
UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTE 6 - OIL AND GAS PROPERTIES

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

Hittle Project - During 1999, the Company applied its deposit of $225,000 and drilled two additional wells on the Hittle Field. These wells have been completed for production, one well was a dry hole and the Company has planned to use it as a disposal well.

                UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OIL AND GAS PROPERTIES CONTINUED

During 1998 and 1997, the Company capitalized $0 and $558,861, respectively, in oil and gas properties for the Hittle field. This included initial investments into several new leases as well as drilling costs. During September 1997, the Company began producing on the Hittle field. During April 1997, the Company entered into seven oil and gas leases for a total of 880 acres on the Hittle field, located in Cowley County, Kansas. The lease agreements provide for the Company to lease the property for a term of two or three years ["PRIMARY TERM"] and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease, the Company pays an additional rental for each lease of $5.00 or $1.00 per acre depending on lease ($4,040 total for renewal of all seven leases), the Company may defer commencement of drilling operations for an additional period of 12 months.

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

Discontinued Operations of Subsidiary - On August 5, 1999, G. S. & C., Inc. ("Subsidiary") sold all of its oil and gas properties for $25,000 cash, assumption of $32,552 of accounts payable and assumption of a $10,000 note payable. The assets sold consisted primarily of the well equipment and leases in the McLouth field.

NOTE 7 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, at no expense to the Company.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1999 and 1998, the total of all deferred tax assets was $951,076 and $774,896 and the total of the deferred tax liabilities was $101,929 and $189,178. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $849,147 and $585,719 as of December 31, 1999 and 1998, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the years ended December 31, 1999 and 1998

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounted to approximately $263,428 and $226,586, respectively.

As of December 31, 1999 and 1998, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,528,376 that expire in various years between 2001 and 2019.

The components of income tax expense from continuing operations for the years ended December 31, 1999 and 1998 consist of the following:

                                                December 31,
                                              ---------------
                                             1999        1998
                                         ----------   ----------
Current income tax expense:
Federal                                  $      -     $      -
State                                           -            -
                                         ----------   -----------
Net current tax expense                         -            -
                                         ----------   -----------
Deferred tax expense (benefit) arising from:

Excess of tax over financial accounting
  depreciation                           $   51,588   $  (169,147)
Net operating loss carryforwards           (122,330)      (89,628)
Accrued compensation                         (5,540)         -
Litigation reserve                             -          (32,190)
Valuation allowance                          86,2822       26,585
                                         -----------  -----------
Net deferred tax expense                 $     -      $      -
                                         -----------  -----------
Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                December 31,
                                              ---------------
                                             1999        1998
                                         ----------   ----------

Computed tax at the expected federal
  statutory rate                         $  (76,605)  $ (206,437)
Other                                        (2,918)      (1,933)
State income taxes, net of federal income
  tax benefits                               (6,759)     (18,215)
Valuation allowance                          86,282      226,583
                                         ----------   ----------
Computed tax at the effective income
tax rates                                $     -      $     -
                                         ----------   ----------

The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 1999 and 1998:

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES CONTINUED


                                                December 31,
                                              ---------------
                                             1999        1998
                                         ----------   ----------

Excess of tax over book accounting
  depreciation                             (101,929)    (189,178)
Accrued compensation                         15,540         -
Contribution carryover                           37           37
NOL carryforwards                           935,499      774,859




As of December 31, 1999 and 1998, the deferred taxes reflected in the consolidated balance sheet are as follows:


                                                December 31,
                                              ---------------
                                             1999         1998
                                         ----------   ----------

Short term asset (liability)             $     -      $     -
Long term asset (liability)              $     -      $     -


NOTE 9 - COMMON STOCK TRANSACTIONS

During December 1999, the Company issued 982,000 shares of common stock valued at $.25 per share in payment of Notes Payable (See Note 4).

During 1999, a shareholder of the Company returned 45,000 shares of common stock of the Company as a contribution to the Company. The shares have been accounted for as cancelled.

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

On December 16, 1996 the Board of Directors resolved that 60,000 shares of common stock be reserved for issuance upon exercise of options granted to legal counsel for services to be performed in the amount of $25,000. The exercise price for the options is $2.00, the options vest on December 16, 1996, and the options expire on December 16, 2001. The cost of the legal services has been accounted for as an addition to prepaid expenses and a

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK TRANSACTIONS CONTINUED

charge to additional paid-in capital. The prepaid expense reversed during 1997 and was offset against additional paid-in capital as a stock offering expense. The options had previously been granted during 1996 in connection with services to be performed in 1997. The Company received cash of $10,000 and two notes receivable totaling $110,000 (a $90,000 note and a $20,000 note) as consideration for the exercise price of the options. Both notes provide for interest at 8.5% per annum and are to be repaid in full on or before January 17, 2001. During 1998 the $90,000 was expensed against legal fees. The remaining $6,300 note has been classified as a reduction to stockholder's equity on the balance sheet.

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

Warrants - At December 31, 1999, the Company had 500,000 warrants outstanding to purchase common stock at $2.00 per share and 50,000 warrants to purchase common stock at $1.50 per share and 245,000 warrants outstanding to purchase common stock at $.875 per share. The warrants all have a three year life [See
Note 3].

Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $0 was recorded in 1999 and 1998 respectively. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The effect on net income from the adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" are the same.

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1999 risk-free interest rates of 6.33% expected dividend yields of zero, expected life of 5 years, and expected volatility 78%.

A summary of the status of the options granted under the Company's stock option plan at December 31, 1999 and 1998, and changes during the periods then ended is presented in the table below:

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMON STOCK TRANSACTIONS CONTINUED


                                  Year Ended          Year Ended
                               December 31, 1999   December 31, 1998
                               -----------------   -----------------

                               Weighted Average               Weighted Average
                     Shares     Exercise Price     Shares      Exercise Price
                    --------   ----------------   ---------   ----------------
Outstanding at
  beginning of
 period             155,000    $           1.28     100,000  $            2.00
Granted                -                 -          140,000                .78
Exercised              -                 -
Forfeited              -                 -             -                 -
Canceled               -                 -          (85,000)              1.30
                    -------    ----------------   ----------    --------------
Outstanding at end
of Period          155,000                 1.28      155,000    $         1.28
                   --------    ----------------   ----------    --------------






                                  Year Ended          Year Ended
                               December 31, 1999   December 31, 1998
                               -----------------   -----------------

                               Weighted Average               Weighted Average
                     Shares     Exercise Price     Shares      Exercise Price
                    --------   ----------------   ---------   ----------------

Weighted average
fair value of
options granted      155,000               1.28     155,000   $           1.28
                    --------   ----------------   ---------   ----------------

A summary of the status of the options outstanding under the Company's stock option plan at December 31, 1999 is presented below:

                      Options Outstanding                           Options Exercisable
                    -------------------                           -------------------
Range of                      Weighted-Average   Weighted Average               Weighted-Average
Exercise        Number            Remaining          Exercise        Number          Exercise
 Prices        Outstanding    Contractual Life        Price         Exercisable        Price
-------        -----------    ----------------   ----------------   -----------  ---------------
  2.00              75,000             2 Years              2.00         75,000            2.00
   .625             80,000             3 Years               .625        80,000             .625
-------        -----------    ----------------   ----------------   -----------   --------------
                   155,000                                              155,000

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMON STOCK TRANSACTIONS CONTINUED


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

                                              For the Years Ended
                                                  December 31,
                                              -------------------
                                            1999                1998
                                            ----                ----
Net Loss applicable to
common stockholders     As reported     $(714,315)           $(567,168)
Proforma                                $(714,315)           $(567,168)

Earnings per Share      As reported     $    (.20)           $    (.16)
                        Proforma        $    (.20)           $    (.16)

NOTE 10 - CONTINGENCIES

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

NOTE 11 - COMMITMENTS AND AGREEMENTS

Employment Agreements - During November 1998 the company entered into a one-year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. As of December 31, 1999 the Company had not paid out any salary under this agreement but has accrued $42,000 of unpaid salary.

Operating Agreement - During December 1998, the Company hired Pace Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.
UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTE 12 - CONCENTRATION OF CREDIT RISKS

The Company sells substantially all of its oil production to two purchasers because it is able to negotiate more favorable terms with the purchasers. If the purchasers stopped buying products from the Company, the Company would be forced to contract with other purchasers available in the areas where the oil is produced. The effect of a purchaser pulling out would at least put a

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF CREDIT RISKS CONTINUED

temporary downward pressure on prices in the area but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that its oil is a commodity that is readily marketable and that the marketing method it follows is typical of similar companies in the industry.

NOTE 13 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1999 and 1998:

                                                 For The Years Ended
                                                     December 31,
                                                 -------------------

                                              1999                  1998
                                              ----                  ----

Income (loss) from continuing
operations available to common
 stockholders used in earnings
(loss)per share                          $ (714,315)            $ (567,168)
                                         ----------             ----------
Weighted average number of common
 shares used in earnings (loss)
 per share outstanding during
 the period                               3,578,272              3,648,026
                                         ----------             ----------

Dilutive earnings per share was not presented, as its effect was anti-dilutive for the years ended December 31, 1999 and 1998.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant operating losses the past few years. Further, the Company has current liabilities in excess of current assets at December 31, 1999. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.