Form 10QSB
period 2000-03-31
UPLAND ENERGY CORP
filed 2000-05-15
CIK 920273

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: March 31, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,544,192 shares of its $0.001 par value common stock as of March 31, 2000.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

PART I-FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


ACCOUNTANTS' REVIEW REPORT



Board of Directors
UPLAND ENERGY CORPORATION AND SUBSIDARY
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Upland Energy Corporation and Subsidiary as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 2000. All information included in these financial statements is the representation of the management of Upland Energy Corporation and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred substantial losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 14. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 1, 2000
Salt Lake City, Utah

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                               [UNAUDITED]

                                                     March 31,    December 31,
                                                       2000          1999
                                                   ------------   ------------
CURRENT ASSETS:
Cash                                               $     25,612   $    18,183
Oil revenue receivable                                     -           14,879
                                                   ------------   -----------
      Total Current Assets                               25,612        33,062


PROPERTY AND EQUIPMENT, net                               2,749         2,911

OIL AND GAS PROPERTIES, net                             334,885       345,530
                                                   ------------   -----------
                                                   $    363,246   $   381,505
                                                   ------------   -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                          4,043         4,989
Other accrued liabilities                                42,100        42,100
                                                   ------------   -----------
Total Current Liabilities                                46,143        47,089
                                                   ------------   -----------
STOCKHOLDERS' EQUITY:
Common stock; $.001 par value, 50,000,000
  shares authorized, 4,499,192 shares issued
  and outstanding, 1999                                   4,499         4,499
Capital in excess of par value                        2,432,863     2,432,863
Retained (deficit)                                   (2,113,959)   (2,096,648)
                                                   ------------   -----------
                                                        323,403       304,714
Less: notes receivable for common stock issued           (6,300)       (6,300)
                                                   ------------   -----------
Total Stockholders' Equity                             317,103        334,414
                                                   ------------   -----------
                                                   $   363,246    $   381,503
                                                   ===========    ===========

Note: The consolidated balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of this consolidated financial statement.

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                [UNAUDITED]

                                                        For the Three
                                                         Months Ended
                                                           March 31,

                                                       2000       1999
                                                    ---------   ---------

REVENUE:
Oil sales                                           $  32,335   $  26,180
                                                    ---------   ---------
      Total Revenue                                    32,335      26,180
                                                    ---------   ---------
EXPENSES:
Production expense                                     19,831       5,561
Depreciation, depletion and
  amortization                                         10,807       8,938
Dryhole, unsuccessful
  recompletions and exploration
  costs                                                  -        100,000
General and administrative
  costs                                                19,008      38,432
                                                    ---------   ---------
Total Expenses                                         49,646     153,931
                                                    ---------   ---------

INCOME (LOSS) FROM OPERATIONS                         (17,311)   (126,751)

OTHER INCOME (EXPENSE):
Interest income                                          -          1,960
Interest expense                                         -         (7,200)
                                                     ---------   --------
Total Other Income (Expense)                             -          5,240
                                                     ---------   --------
(INCOME) LOSS BEFORE INCOME
  TAXES                                                (17,311)  (131,991)

CURRENT TAX EXPENSE                                       -          -

DEFERRED TAX EXPENSE                                      -          -
                                                     ---------   ---------
NET INCOME (LOSS)                                    $ (17,311)  $(131,991)
                                                     ---------   ---------
INCOME (LOSS) PER COMMON
  SHARE                                              $    (.00)  $   (.04)
                                                     ---------   ---------


The accompanying notes are an integral part of these consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               [UNAUDITED - See Accountants' Review Report)
                       Net Increase (Decrease) in Cash

                                                        For the Three
                                                         Months Ended
                                                           March 31,
                                                    ---------------------
                                                       2000        1999
                                                    ---------   ---------
Cash Flows Provided by Operating Activities:
 Net loss                                           $ (17,311)  $(131,991)
                                                    ---------   ---------
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, depletion and amortization            10,807       8,938
   Non-cash expenses                                     -         83,332
   Change in assets and liabilities:
   Decrease in oil revenue receivable                  14,879       2,708
   Decrease in prepared assets                           -        225,000
   Decrease in restricted cash                           -         10,000
  (Increase) in interest receivable-related parties      -         (1,960)
   Increase in interest payable-related party            -          7,200
  (Decrease)in accounts payable                          (946)       -
   Increase in other accrued liabilities                 -          9,000
                                                    ---------   ---------
    Total Adjustments                                  24,740      79,119
                                                    ---------   ---------
Net Cash Provided (Used) by Operating Activities        7,429     128,895
                                                    ---------   ---------
Cash Flows (Used) Provided by Investing Activities:
 Purchase of oil and gas properties                      -       (142,842)
 Receipts on notes receivable                                      40,000
                                                    ---------   ---------
     Net Cash (Used) by Investing Activities             -       (102,842)
                                                    ---------   ---------
Cash Flows Provided by Financing Activities:
 Proceeds from notes payable - related parties           -          2,000
                                                    ---------   ---------
  Net Cash Provided by Financing Activities              -          2,000
                                                    ---------   ---------
Net (Decrease) in Cash                                  7,429      28,053

Cash at Beginning of Period                            18,183       4,890
                                                    ---------   ---------
Cash at End of Period                               $  25,612   $  32,943
                                                    ---------   ---------





The accompanying notes are an integral part of these consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               [UNAUDITED - See Accountants' Review Report)
                       Net Increase (Decrease) in Cash
                               (Continued)


                                                        For the Three
                                                         Months Ended
                                                           March 31,
                                                    ---------------------
                                                       2000        1999
                                                    ---------   ---------

Supplemental Disclosures of Cash Information:
   Cash paid during the three month period ended
   March 31 interest                                $    -      $     -
   Income taxes                                     $    -      $     -

Supplemental Disclosures of Noncash Investing and
Financing Activities
   For the period ended March 31, 2000:
       None

   For the Period ended March 31, 1999:
       None

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Upland Energy Corporation [PARENT] was incorporated under the laws of the State of Utah on January 30, 1986 as Upland Investment Corporation. Parent changed its name to Upland Energy Corporation during November 1993. G. S. & C., Inc. [SUBSIDIARY], was incorporated under the laws of the State of Nevada on September 1, 1993. Parent and Subsidiary [the Company] are engaged in the development, production and selling of oil and gas in the State of Kansas.

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

Loss Per Share   The Company accounts for loss per share in accordance with
Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

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

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards Statement of Financial Accounting Standards (SFAS) No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 134, Accounting for Mortgage-Backed Securities, SFAS No. 135, Rescission of FASB Statement No. 75 and Technical Corrections, SFAS No. 136, Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.), were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 -  DISCONTINUED OPERATIONS - SUBSIDIARY

On August 5, 1999, G. S. & C., Inc. (Subsidiary) sold all of its oil and gas properties for $25,000 cash, assumption of $32,552 of accounts payable and assumption of a $10,000 note payable. The sale resulted in the Subsidiary becoming inactive (no on-going operations). On a consolidated basis the Company is still operating in the Oil and Gas Production Industry and accordingly the sale is not considered a discontinued operation for purposes of consolidated reporting.

NOTE 3  NOTES RECEIVABLE  RELATED PARTIES

Notes receivable, which include related parties, consist of the following at March 31:

                                                               2000
                                                            ---------
Note receivable from legal counsel in the original
  amount of $20,000 received as consideration for
  exercise of stock options, interest at 8.5% per
  annum, due on or before January 17, 2001,
  unsecured, unpaid accrued interest of $0                       6,300
                                                           -----------
                                                                $6,300
                                                           -----------

The notes receivable are presented on the balance sheet as a reduction to stockholders' equity because the Company issued common stock for the notes.

NOTE 5  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2000 and December 1999:

                                                      2000      1999
                                                    -----------------
Furniture and office equipment                       $6,050    $6,050
Less:  accumulated depreciation                      (3,301)   (3,139)
                                                    -----------------
                 Total                               $2,749    $2,911
                                                    -----------------

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  PROPERTY AND EQUIPMENT (Continued)

Depreciation expense charged to operations was $162 and $163 for the three months ended March 31, 2000 and 1999.


NOTE 6 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the periods ended March 31, 2000 and 1999, the Company recorded depletion of $10,685 and $8,775, respectively.

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

Hittle Project   During 1999, the Company applied its deposit of $225,000 and drilled two additional wells on the Hittle Field. These wells have been completed for production, one well was a dry hole and the Company has planned to use it as a disposal well.

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

NOTE 6 - OIL AND GAS PROPERTIES [Continued]

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Office Space During the periods ended March 31, 2000 and 1999 the Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, at no expense to the Company.

NOTE 8  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2000 and December 31, 1999, the total of all deferred tax assets was $954,000 and $951,000 and the total of the deferred tax liabilities was $98,000 and $102,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $856,000 and $849,000 as of March 31, 2000 and December 31, 1999, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the periods ended March 31, 2000 and December 31, 1999 amounted to approximately $7,000 and $263,000, respectively.

As of March 31, 2000 and December 31, 1999, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,536,000 that expire in various years between 2001 and 2019.

NOTE 9 - COMMON STOCK TRANSACTIONS

During December 1999, the Company issued 982,000 shares of common stock valued at $.25 per share in payment of Notes Payable.

During 1999, a shareholder of the Company returned 45,000 shares of common stock of the Company as a contribution to the Company. The shares have been accounted for as cancelled.

During August 1998, the Company granted options to purchase 50,000 shares of the Company's common stock at $1.00 per share to its legal counsel. However,

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK TRANSACTIONS (Continued)

During December 1999, the Company issued 982,000 shares of common stock valued at $.25 per share in payment of Notes Payable.
During 1999, a shareholder of the Company returned 45,000 shares of common stock of the Company as a contribution to the Company. The shares have been accounted for as cancelled.

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

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 COMMON STOCK TRANSACTIONS (CONTINUED)

Warrants   At December 31, 1999, the Company had 500,000 warrants outstanding to purchase common stock at $2.00 per share and 50,000 warrants to purchase common stock at $1.50 per share and 245,000 warrants outstanding to purchase common stock at $.875 per share. The warrants all have a three year life.

NOTE 10 - CONTINGENCIES

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

NOTE 11  COMMITMENTS AND AGREEMENTS

Employment Agreements   During November 1998 the company entered into a one-
year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. As of March 31, 2000 the Company had not paid out any salary under this agreement but has accrued $42,000 of unpaid
salary.  Operating Agreement   During December 1998, the Company hired Pace
Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.

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

NOTE 13  EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2000 and 1999:

                                                     For The Period Ended
                                                            March 31,
                                                    ----------------------
                                                      2000          1999
                                                    ---------    ---------
Income (loss) from continuing
   operations available to common
    stockholders used in earnings (loss)
   per share                                        $ (17,311)   $(131,991)
                                                    ---------    ---------

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13  EARNINGS (LOSS) PER SHARE (Continued)

Weighted average number of
   common shares used in earnings
   (loss) per share outstanding during
   the period                                        4,499,192   3,562,192
                                                     ---------   ---------


NOTE 14  GOING CONCERN

Dilutive earnings per share was not presented, as its effect was anti-dilutive for the period ended March 31, 2000 and 1999. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant operating losses the past few years and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

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

Liquidity and Capital Resources
-------------------------------

     At March 31, 2000, the Company had assets of $363,246. The Company had current assets of only $25,612 with current liabilities of $46,143 resulting in a negative working capital position of $20,531.

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

Results of Operations
---------------------

     For the quarter ended March 31, 2000, the Company had revenue of $32,335 which was up from $26,180 for the same quarter in 1999. The increase was partly the result of increased oil prices.

     Expenses for the quarter ended March 31, 2000, decreased to $49,646 from $153,931 for the same period in 1999. For the quarter ended March 31, 2000, general and administrative expenses decreased to $19,008 from $38,432 for the same period in 1999 as the Company reduced its payroll expenses by not replacing officers and employees who left. The Company also saved $100,000 in Dryhole and unsuccessful recompletions and exploration cost over 1999. Production expenses increased as the Company farmed all of this work to third parties to reduce its staffing. As a result production expenses increased to $19,831 from $5,561 in the first quarter of 1999. As a result of the overall decrease in expenses, the Company posted a smaller loss from operations of $17,311 as opposed to prior quarters losses in 1999 of $126,751. The Company is hopeful that with strong oil prices, it can produce a small profit as it seeks additional financing. As a result of the changes made by the Company over the past year, the Company actually had $7,429 in cash provided by operations.

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

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
            ----------

Exhibit #     SEC Ref. #       Title of Exhibit                   Location
---------     ---------        ----------------                   --------
10.01           10             Purchase and Sale Agreement
                               McLouth Field                      This Filing


     (b)  Reports on From 8-K.
          --------------------

None



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UPLAND ENERGY CORPORATION


Dated: May 15, 2000                By: /s/ signature
       ------------                    -------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer