Form 10QSB
period 2000-06-30
UPLAND ENERGY CORP
filed 2000-08-16
CIK 920273

       1            U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: June 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,499,192 shares of its $0.001 par value common stock as of August 14, 2000.

Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
               [Unaudited  See Accountants' Review Report]

                                                     June 30,     December 31,
                                                       2000          1999
                                                   ------------   ------------
CURRENT ASSETS:
Cash                                               $     12,774   $    18,183
Oil revenue receivable                                     -           14,879
                                                   ------------   -----------
     Total Current Assets                                12,774        33,062

PROPERTY AND EQUIPMENT, net                               2,587         2,911
                                                   ------------   -----------
OIL AND GAS PROPERTIES, net                             378,410       345,530
                                                   ------------   -----------
                                                   $    393,771   $   381,503
                                                   ------------   -----------



                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                          4,043         4,989
Other accrued liabilities                                29,600        42,100
                                                   ------------   -----------
Total Current Liabilities                                33,643        47,089
                                                   ------------   -----------
STOCKHOLDERS' EQUITY:
Common stock; $.001 par value, 50,000,000
  shares authorized, 4,899,195 and 4,499,192
  shares issued and outstanding, respectively             4,899         4,499
Capital in excess of par value                        2,482,463     2,432,863
Retained (deficit)                                   (2,120,934)   (2,096,648)
                                                   ------------   -----------
                                                        366,428       340,714
Less: notes receivable for common stock issued           (6,300)       (6,300)
                                                   ------------   -----------
Total Stockholders' Equity                              360,128       334,414
                                                   ------------   -----------
                                                   $    393,771   $   381,503
                                                   ------------   -----------
Note: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of this consolidated financial statement.

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  [Unaudited See Accountants' Review Report]

                                For the Three Month       For the Six Month
                                  Period Ended              Period Ended
                                    June 30,                   June 30,
                            ----------------------   ----------------------
                               2000        1999         2000        1999
REVENUE:
Oil sales                   $  42,422   $  59,084   $  74,757   $  85,264
                            ---------   ---------   ---------   ---------
      Total Revenue            42,422      59,084      74,757      85,264
                            ---------   ---------   ---------   ---------
EXPENSES:
Production expense             24,059      11,038      43,890      16,599
Depreciation, depletion and
  amortization                  6,637      11,828      17,444      20,766
Dryhole, unsuccessful
  recompletions and exploration
  costs                          -           -           -        100,000
General and administrative
  costs                        18,701      16,606      37,709      55,038
                            ---------   ---------   ---------   ---------
Total Expenses                 49,397      39,472      99,043     192,403
                            ---------   ---------   ---------   ---------

INCOME (LOSS) FROM OPERATIONS  (6,975)     19,612     (24,286)   (107,139)

OTHER INCOME (EXPENSE):
Interest income                  -          1,960         -         9,920
Interest expense                 -         (7,200)        -       (14,400)
                             ---------   --------   ---------   ---------
Total Other Income (Expense)     -         (5,240)        -       (10,480)
                             ---------   --------   ---------   ---------
(INCOME) LOSS BEFORE INCOME
  TAXES                         (6,975)     14,372    (24,286)   (117,619)

CURRENT TAX EXPENSE               -           -           -           -

DEFERRED TAX EXPENSE              -           -           -           -
                             ---------   ---------   ---------   ---------
NET INCOME (LOSS)            $  (6,975)  $  14,372   $ (24,286)  $(117,619)
                             ---------   ---------   ---------   ---------
INCOME (LOSS) PER COMMON
  SHARE                      $    (.00)  $     .00   $    (.00)  $    (.03)
                             ---------   ---------   ---------   ---------




The accompanying notes are an integral part of these consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                [Unaudited See Accountants' Review Report]
                       Increase (Decrease) in Cash

                                                     For the Six Month
                                                        Period Ended
                                                           June 30,
                                                    ---------------------
                                                       2000        1999
                                                    ---------   ---------
Cash Flows Provided by Operating Activities:
 Net loss                                           $ (24,286)  $(117,619)
                                                    ---------   ---------
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, depletion and amortization            17,444      20,766
   Non-cash expenses                                     -           -
   Change in assets and liabilities:
   Decrease in oil revenue receivable                  14,879       2,709
   Decrease in prepaid assets                            -        225,000
   Decrease in restricted cash                           -         10,000
   (Increase) in interest receivable-related
   parties                                               -         (3,920)
   Increase in interest payable-related party            -         14,400
   (Decrease) in accounts payable                        (946)    (42,450)
   Increase in other accrued liabilities              (12,500)     18,000
                                                    ---------   ---------

   Total Adjustments                                   18,877     244,505
                                                    ---------   ---------
Net Cash Provided by Operating Activities              (5,409)    126,886
                                                    ---------   ---------
Cash Flows Investing Activities:
 Purchase of oil and gas properties                   (50,000)   (168,251)
Receipts on subscription receivable                     -         40,000
                                                    ---------   ---------
   Net Cash (Used) by Investing Activities            (50,000)   (128,251)
                                                    ---------   ---------

Cash Flows Provided by Financing Activities:
   Proceeds from notes payable-related parties           -           -
   Proceeds from sale of common stock                  50,000        -
                                                    ---------   ---------
     Net Cash Provided by Financing Activities         50,000        -
                                                    ---------   ---------
Net Increase (Decrease) in Cash                        (5,409)     (1,365)

Cash at Beginning of Period                            18,183       4,890
                                                    ---------   ---------
Cash at End of Period                               $  12,774   $   3,525
                                                    ---------   ---------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the six months ended June 30
    Interest                                        $    -      $    -
    Income taxes                                    $    -      $    -

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                [Unaudited See Accountants' Review Report]
                       Increase (Decrease) in Cash
                             [CONTINUED]



Supplemental Disclosures of Noncash Investing and
Financing Activities:
  For the period ended June 30, 2000:
     None
  For the period ended June 30, 1999:
     None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Stocked Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of financial Accounting Standard 123 Accounting for Stock-Based Compensation. This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards.

Loss Per Share - The Company accounts for loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes [See Note 8].

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

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 134, Accounting for Mortgage-Backed Securities, SFAS No. 135, Rescission of FASB Statement No. 75 and Technical Corrections, SFAS No. 136, Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.), were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

Notes receivable, which include related parties, consist of the following at June 30:

                                                               2000
                                                              ------

Note receivable from legal counsel in the original
  amount of $20,000 received as consideration for
  exercise of stock options, interest at 8.5% per
  annum, due on or before January 17, 2001,
  unsecured, unpaid accrued interest of $0                      6,300
                                                               ------
                                                               $6,300
                                                               ------

The notes receivable are presented on the balance sheet as a reduction to stockholders' equity because the Company issued common stock for the notes.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of June 30, 2000 and December 1999:

                                            2000           1999
                                            ----           ----

Furniture and office equipment            $6,050         $6,050
Less:  accumulated depreciation           (3,463)        (3,139)

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT [Continued]

                                          ------         ------
Total                                     $2,587         $2,911


Depreciation expense charged to operations was $324 and $326 for the six months ended June 30, 2000 and 1999.
UPLAND ENERGY CORPORATION AND SUBSIDIARY


NOTE 6 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the periods ended June 30, 2000 and 1999, the Company recorded depletion of $17,120 and $20,440, respectively.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Office Space - During the periods ended June 30, 2000 and 1999 the Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, at no expense to the Company.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2000 and December 31, 1999, the total of all deferred tax assets was $956,000 and $951,000 and the total of the deferred tax liabilities was $98,000 and $102,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $858,000 and $849,000 as of June 30, 2000 and December

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

31, 1999, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the periods ended June 30, 2000 and December 31, 1999 amounted to approximately $9,000 and $263,000, respectively.

As of June 30, 2000 and December 31, 1999, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,542,000 that expire in various years between 2001 and 2019.

NOTE 9 - COMMON STOCK TRANSACTIONS

During May 2000, the Company issued 400,000 shares of common stock for cash of 50,000 or $.125 per share.

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

NOTE 9 - COMMON STOCK TRANSACTIONS [Continued]


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

NOTE 11 - COMMITMENTS AND AGREEMENTS

Employment Agreements - During November 1998 the company entered into a one-year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. As of June 30, 2000 the Company had not paid out any salary under this agreement but has accrued $29,500 of unpaid salary.Operating Agreement - During December 1998, the Company hired Pace Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.


NOTE 12 - CONCENTRATION OF CREDIT RISKS

The Company sells substantially all of its oil production to two purchasers because it is able to negotiate more favorable terms with the purchasers. If

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF CREDIT RISKS [Continued]

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

NOTE 13 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2000 and 1999:

                                For the Three Month      For the Six Month
                                   Period Ended           Period Ended
                                      June 30,               June 30,
                             -----------------------   ---------------------
                                2000            1999   2000             1999
                             -----------------------   ---------------------

Income (loss) from continuing
   operations available to
   common stockholders used
   in earnings (loss) per
   share                       $(6,975)      $14,372   $(24,286)    $(117,619)

Weighted average number of
   common shares used in
   earnings (loss) per
   share outstanding
   during the period         4,532,159     3,562,192   4,499,192    3,562,192
                             ---------     ---------   ---------    ---------

Dilutive earnings per share was not presented, as its effect was anti-dilutive for the period ended June 30, 2000 and 1999.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant operating losses the past few years and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or

UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - GOING CONCERN [Continued]


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

     Increases in oil prices have helped alleviate some of the Company's financial problems. The Company is still losing money but is hopeful that the third quarter will produce a small profit if oil prices continue to stay high.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2000, the Company had assets of $393,771 with the majority of assets being oil and gas properties. The Company had current assets of only $12,774 with current liabilities of $33,643 resulting in a negative working capital position of $20,899.

     The Company's only assets, other than limited cash, consist of the Hittle Field and the wells on the Field. Although, the Hittle Field has reached a point were it does not cost the Company money to run, it has not produced enough revenue to cover all the Company's expenses. Accordingly, the Company has had to, and may continue to have to, rely on outside funding. The Company is hopeful that revenue is finally looking like it will support ongoing operations and may produce enough cash to slowly pay off debts. The Company intends to watch its revenue flow before attempting to obtain outside funding to pay off debts. Hopefully, revenue will be sufficient to meet the Company's obligations in the future.

     The financial position of the Company create a situation where the only viable means of additional capital is from existing principal shareholders who have not yet committed to provide any funding for the Company. Hopefully, the Company will not have to go to these shareholders again to continue in operations. Since the beginning of the last quarter, the Company has had to rely on the sale of securities to these shareholders to fund operations.

Results of Operations
---------------------

     For the quarter ended June 30, 2000, the Company had revenue of $42,422 which was down from $59,084 for the same quarter in 1999. The decrease was partly the result of reworking being performed on certain wells during the quarter.

     Expenses for the quarter ended June 30, 2000, increased to $49,397 from $39,472 for the same period in 1999. For the quarter ended June 30, 2000, production expenses increased to $24,059 from $11,038 for the same period in 1999. As a result of the overall decrease in revenue and slight increase in expenses, the Company posted a small loss of $6,975. The Company is hopeful that with strong oil prices, and improved production from work performed over the last quarter, it can produce a small profit.

     The changes the Company has made over the last year are starting to be reflected in the bottom line as net loss is narrowing with a loss of only $24,286 for the first six months of 2000, as compared to a loss of $117,619 for the same period in 1999. Although these results are encouraging, management does not anticipate the Company being very profitable until it can obtain additional capital for further exploration. As alternatives to obtaining additional capital, the Company has explored other avenues including mergers or acquisitions with other companies. To date, the Company has had no success in finding a company interested in merging or being acquired by the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           None

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

                                   UPLAND ENERGY CORPORATION


Dated:  August 15, 2000            By:/S/Lee Jackson, President and Principal
                                   Accounting and Chief Financial Officer