Form 10QSB
period 2000-09-30
UPLAND ENERGY CORP
filed 2000-11-15
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,993,272 shares of its $0.001 par value common stock as of November 13, 1999.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                          UPLAND ENERGY CORPORATION
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                               [UNAUDITED]

                                                   September 30,  December 31,
                                                       2000          1999
                                                       ----          ----
CURRENT ASSETS:
Cash                                                  $ 28,320      $ 18,183
Oil revenue receivable                                      -         14,879
                                                      --------      --------
     Total Current Assets                               28,320        33,062

PROPERTY AND EQUIPMENT, net                              2,423         2,911

OIL AND GAS PROPERTIES, net                            375,053       345,530
                                                      --------      --------
                                                      $405,796      $381,503
                                                      ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                         5,670         4,989
Other accrued liabilities                                  100        42,100
                                                      --------     ---------
     Total Current Liabilities                           5,770        47,089
                                                      --------     ---------


STOCKHOLDERS' EQUITY:
Common stock; $.001 par value, 50,000,000
  shares authorized, 4,993,272 and 4,499,192
 shares issued and outstanding at respectively
                                                          4,993        4,499
Capital in excess of par value                        2,511,869    2,432,863
Retained deficit                                     (2,110,536)  (2,096,648)
                                                      ---------    ---------
                                                        406,326      340,714
Less: notes receivable for common stock issued           (6,300)      (6,300)
                                                      ---------    ---------
     Total Stockholders' Equity                         400,026      334,414
                                                      ---------    ---------
                                                       $405,796     $381,503
                                                       ========     ========


Note: The balance sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of this consolidated financial statement.

                    UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                [UNAUDITED]

                             For the Three Month      For the Nine Months
                                     Ended                    Ended
                                 September 30,            September 30,
                            ----------------------   ----------------------
                               2000        1999         2000        1999
                               ----        ----         ----        ----
REVENUE:
Oil sales                   $  38,753   $  42,180    $ 113,510   $ 127,444
                            ---------   ---------    ---------   ---------
      Total Revenue            38,753      42,180      113,510     127,444
                            ---------   ---------    ---------   ---------
EXPENSES:
Production expense             13,584      15,033       57,474      31,632
Depreciation, depletion and
  amortization                  3,521      14,362       20,965      43,086
Dryhole, unsuccessful
  recompletions and exploration
  costs                          -           -           -         100,000
General and administrative
  costs                        11,250      13,829      48,959       60,909
                            ---------   ---------   ---------    ---------
Total Expenses                 28,355      43,224     127,398      235,627
                            ---------   ---------   ---------    ---------
INCOME (LOSS) FROM OPERATIONS  10,398      (1,044)    (13,888)    (108,183)

OTHER INCOME (EXPENSE):
Interest income                  -          3,040        -           6,960
Interest expense                 -         (7,200)       -         (21,600)
Loss on disposal of assets       -       (493,790)       -        (493,790)
                             ---------  ---------   ---------    ---------
Total Other Income (Expense)    10,398   (497,950)       -        (508,430)
                             ---------  ---------   ---------    ---------
(INCOME) LOSS BEFORE INCOME
  TAXES                           -      (498,994)    (13,888)    (616,613)

CURRENT TAX EXPENSE               -          -           -            -

DEFERRED TAX EXPENSE              -          -           -            -
                             ---------   ---------   ---------   ---------
NET INCOME (LOSS)            $  10,398   $(498,994)  $ (13,888)  $(616,613)
                             ---------   ---------   ---------   ---------
INCOME (LOSS) PER COMMON
  SHARE                      $     .00   $    (.14)  $    (.00)  $    (.17)
                             ---------   ---------   ---------   ---------


The accompanying notes are an integral part of these consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             [UNAUDITED]

                                                         For the Nine
                                                         Months Ended
                                                         September 30,
                                                    ---------------------
                                                      2000         1999
                                                    ---------   ---------
Cash Flows Provided by Operating Activities:
 Net loss                                           $ (13,888)  $(616,613)
                                                    ---------   ---------
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
   Depreciation, depletion and amortization            20,965      43,086
   Non cash assumed debts                                -        (42,552)
   Loss on sale of assets                                -        493,790
   Change in assets and liabilities:
    Decrease in oil revenue receivable                 14,879       4,2340
    Decrease in prepaid assets                           -        225,000
    Decrease in restricted cash                          -         10,000
   (Increase) in interest receivable-related
    parties                                              -         (6,960)
    Increase in interest payable-related party           -         20,789
   (Decrease) in accounts payable                         681     (36,721)
    Increase in other accrued liabilities                -         27,000
                                                    ---------    --------
     Net Cash Provided by Operating Activities         22,637     121,159
                                                    ---------    --------
   Cash Flows From Investing Activities:
    Purchase of oil and gas properties                (50,000)   (136,550)
  Salt of oil properties                                 -         25,000
    Receipts on notes receivable                         -         40,000
                                                    ---------    --------
     Net Cash (Used) by Investing Activities          (50,000)    (71,550)
                                                    ---------    --------
Cash Flows From Financing Activities:
    Proceeds from notes payable-related parties
    Proceeds from sale of common stock                 50,000         -
    Payments of note payable                          (12,500)      (5,000)
                                                    ---------    ---------
      Net Cash Provided by Financing Activities        37,500       (5,000)
                                                    ---------    ---------
Net Increase (Decrease) in Cash                        10,137       44,609

Cash at Beginning of Period                            18,183        4,890
                                                    ---------    ---------
Cash at End of Period                               $  28,320    $  49,499
                                                    =========    =========
Supplemental Disclosures of Cash Flow
Information:
   Cash paid during the ne month period
   ended September 30

   Interest                                         $    -        $    -
   Income taxes                                     $    -        $    -
Supplemental Disclosure of Noncash Investing and Financing Activities:
   For the nine months ended September 30, 2000:
     The company issued 94,080 shares of common stock for debt relief in the

                   UPLAND ENERGY CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Continued

amount of $29,500 or $.3125 per share.


   For the nine months ended September 30, 1999:
     The Company disposed of oil properties for $25,000 cash and the purchasers assumed $42,552 in debts.















































The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all the period presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  b. Costs of drilling exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense.

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

              UPLAND ENERGY CORPORATION AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

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

Loss Per Share   The Company accounts for loss per share
in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, SFAS No. 137, Accounting for Derivative instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.) SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133, SFAS No. 139, Recession of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21, and SFAS No. 140, Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, were recently issued SFAS No. 136, 137, 138 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS - SUBSIDIARY

On August 5, 1999, G.S.&C., Inc. (Subsidiary) sold all of its oil and gas properties for $25,000 cash, assumption of $32,552 of accounts payable and assumption of a $10,000 note payable. The sale resulted in the Subsidiary becoming inactive (no on-going operations). On a consolidated basis the Company is still operating in the Oil and Gas Production Industry and accordingly the sale is not considered a discontinued operation for purposes of consolidated reporting.

NOTE 3  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable, which include related parties, consist of the following at:

                                                                September 30,

                                                                   2000
                                                                   ----
Note receivable from legal counsel in the original
  amount of $20,000 received as consideration for
  exercise of stock options, interest at 8.5% per
  annum, due on or before January 17, 2001,
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

NOTE 5  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of:
                                               September 30,   December 31,
                                                   2000           1999
                                                   ----           ----
  Furniture and office equipment                 $6,050         $6,050
  Less: accumulated depreciation                 (3,627)        (3,139)
                                                 ------         ------
       Total                                     $2,423         $2,911
                                                 ======         ======

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

Depreciation expense charged to operations was $488 and $326 for the nine months ended September 30, 2000 and 1999.

NOTE 6 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the periods ended September 30, 2000 and 1999, the Company recorded depletion of $20,477 and $20,440, respectively.

The estimates of oil and gas reserves used by the Company were produced internally by management and others who were not independent with respect to the Company (who subsequently are no longer employed by the Company). The Company has experienced continuing operating losses the past few years and has experienced some cash flow shortages. Due to the cash shortages, management has not hired an independent reserve engineer to update its reserve information. Accordingly, the Company has not presented the supplemental oil and gas information that the Financial Accounting Standards Board has determined is necessary to supplement, although not required to be part of, the basic financial statements. The missing supplemental information relates to reserves quantities, capitalized costs related to oil and gas production activities, results of operations of oil and gas production activities and a standardized measure of discounted future net cash flows related to reserves quantities. Management in the past has also depended on related parties and others to provide financing for operations plus additional capital through sale of its common stock.

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

Hittle Project   During 1999, the Company applied its deposit of $225,000 and drilled two additional wells on the Hittle Field. These wells have been completed for production, one well was a dry hole and the Company has planned to use it asa disposal well.

During 1998 and 1997, the Company capitalized $0 and $558,861, respectively, in oil and gas properties for the Hittle field. This included initial investments into several new leases as well as drilling costs. During September 1997, the Company began producing on the Hittle field. During April 1997, the Company entered into seven oil and gas leases for a total of 880 acres on the Hittle field, located in Cowley County, Kansas. The lease agreements provide for the Company to lease the property for a term of two or three years (PRIMARY TERM) and as long thereafter as oil, liquid hydrocarbons, gas, or their respective constituent products, are produced. If operations for drilling are not commenced on or before one year from the date of each lease, each lease shall terminate. If however, on or before one year from the date of each lease, the Company pays and additional rental for each lease of

               UPLAND ENERGY CORPORATION AND SUBSIDIARY
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - OIL AND GAS PROPERTIES (Continued)

$5.00 or $1.00 per acre depending on lease ($4,040 total for renewal of all seven leases), the Company may defer commencement of drilling operations for an additional period of 12 months.

In like manner and upon payments of $5.00 or $1.00 per acre depending on lease, the commencement of drilling operations may be further deferred (without cancellation of lease) for additional periods of 12 month each per lease during the PRIMARY Term. Upon production, a royalty fee of 12.5%, 15.6%, or 18.8%, of total sellable production is payable to property owner. The Company paid the $5.00 rental per acre on all of these eases and deferred commencement of drilling.

Discontinued Operations of Subsidiary - On August 5, 1999, G.S.&C., Inc. (Subsidiary) sold all of its oil and gas properties for $25,000 cash, assumption of $32,552 of accounts payable and assumption of a $10,000 note payable. The assets sold consisted primarily of the well equipment and leases in the McLouth field.

NOTE 7 - RELATED PARTY TRANSACTIONS

Office space - during the periods ended September 30, 2000 and 1999 the Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address, at no expense to the Company.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (FASB 109). FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2000 and December 31, 1999, the total of all deferred tax assets was approximately $971,000 and $951,000 and the total of the deferred tax assets was approximately $971,000 and $951,000 and the total of the deferred tax liabilities was approximately $124,000 and $102,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is independent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $847,000 and $849,000 as of September 30, 2000 and December 31, 1999, which has been offset against the deferred tax assets. The net increase (decrease) in the valuation allowance during the periods ended September 30, 2000 and December 31, 1999 amounted to approximately $(2,000) and $263,000, respectively.

As of September 30, 2000 and December 31, 1999, the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,583,000 that expire in various years between 2001 and 2020.

              UPLAND ENERGY CORPORATION AND SUBSIDIARY
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - COMMON STOCK TRANSACTIONS

In August 2000, the Company issued 94,080 shares of common stock for debt relief from an officer of the Company. Debt relief of $29,500 or $.3125 per share was received.

During May 2000, the Company issued 400,000 shares of common stock for cash of $50,000 or $.125 per share.

During December 1999, the Company issued 982,000 shares of common stock valued at $.25 per share in payment of Notes Payable.

During 1999, a shareholder of the Company returned 45,000 shares of common stock of the Company as a contribution to the Company. The shares have been accounted for as canceled.

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

NOTE 10- CONTINGENCIES

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


NOTE 11- COMMITMENTS AND AGREEMENTS

Consulting Agreement - During July 2000 the Company entered into a six month consulting agreement with a stockholder to provide consulting services regarding development of new business opportunities. Under the agreement the consultant is to be paid $3,000 per month. At the option of the consultant fee can be paid in cash or in common stock based on the market price as of July 1, 2000 which was $.3125. As of September 30, 2000, the Company has paid $3,329 under the agreement and has accrued $5,671 in unpaid consulting fees.

Employment Agreements - During November 1998 the company entered into a one-year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. As of September 30, 2000 the Company had not paid out any salary under this agreement but has accrued $29,500 of unpaid salary.

Operating Agreement - During December 1998, the Company hired Pace Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.

NOTE 12  CONCENTRATION OF CREDIT RISKS

The Company sells substantially all of its oil production to two purchasers because it is able to negotiate more favorable terms with the purchasers. If the purchasers stopped buying products from the Company, the Company would be forced to contract with other purchasers available in the areas where the oil is produced. The effect of a purchaser pulling out would at least put a temporary downward pressure on prices in the area but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that its oil is a commodity that is readily marketable and

                UPLAND ENERGY CORPORATION AND SUBSIDIARY
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  CONCENTRATION OF CREDIT RISKS (Continued)

that the marketing method it follows is typical of similar companies in the industry.

NOTE 13  EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2000 and 1999:


                               For the Three Month      For the Nine Month
                                   Period Ended            Period Ended
                                   September 30,           September 30,
                                   -------------           ------------
                                  2000       1999         2000      1999
                                  ----       ----         ----      ----

Income (loss) from
  continuing operations
  available to common
  stockholders used in
  earnings (loss) per
  share                     $    10,398   $(498,994)  $ (13,888)  $(616,613)
                            -----------   ----------   ---------   ---------

Weighted average number
of common shares used in
earnings (loss) per
share outstanding during
the period                   4,946,232     3,562,192   4,723,746   3,562,192
                            ----------    ----------   ---------   ---------


Dilutive earnings per share was not presented, as its effect was anti-dilutive for the periods ended September 30, 2000 and 1999.

NOTE 14   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant operating losses the past few years and does not have adequate working capital. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
---------

     Upland Energy Corporation, a Utah corporation (the "Company")is engaged in the business of exploring for and developing oil and gas reserves. Upland has one wholly owned subsidiary GS&C, Inc., a Nevada corporation which also is engaged in oil and gas exploration. Unless otherwise indicated, GSC and Upland are collectively referred to herein as the "Company."

     The Company operations are located in southern Kansas where it has an oil and gas field called the Hittle Field. The Company has been producing oil from this field which it operates through Pace Exploration. The Company has reduced further exploration because of financial constraints and does not anticipate further exploration or drilling unless it raises additional capital. At this time, management is not seeking to raise any further capital, except as needed to fund existing operations.

Liquidity and Capital Resources
---------------------------------------

     At September 30, 2000, the Company had assets of $405,796. The Company had current assets of only $28,320 with current liabilities of $5,770 resulting in working capital of $22,550. The working capital position is a major improvement over past quarters when the Company had been operating with a negative working capital position. The improvement in working capital is the result of the reduction in overhead, reduce exploration cost and the sale of the Company's McLouth Field which was unprofitable.

     The Company's only oil field now consist of the Hittle Field. Although, the Hittle Field has reached a point were it does not cost the Company money to run, it does not produce enough revenue to allow the Company to continue to pursue other exploration opportunities or drill further wells on the Hittle Field. Accordingly, the Company will have to seek additional funding if it intends to engage in further drilling efforts. The financial position of the Company create a situation where the only viable means of additional capital is from existing principal shareholders who have not yet committed to provide any funding for the Company.

Results of Operations
---------------------

     For the quarter ended September 30, 2000, the Company had revenue of $38,753 which was down slightly from the same period in 1999 when revenue was $42,180. For the nine months ended September 30, 2000, revenue was only $113,510 which was down $13,934 for the same period in 1999. The decrease in revenue was predominately due to reduce production from the Hittle Field.

     Expenses for the quarter ended September 30, 2000, decreased to $28,355 from $43,224 for the same period in 1999. For the quarter ended September 30, 2000, general and administrative expenses decreased to $11,250 from $13,829 for the same period in 1999 as the Company reduced its payroll expenses by not replacing officers who left. Production expenses also decreased but the company saved the most money on depreciation, depletion and amortization expense which decreased by $10,841. As a result of the overall decrease in expenses, the Company's made a slight profit of $10,398 for the quarter as opposed to a loss for prior quarters.

     For the nine months ended September 30, 2000, the Company posted a net loss of $13,888 as the result of the Company's higher general and administrative cost and production expense which has now been reduced. The

Company anticipates future cost to be more in line with those of the September quarter until operations and exploration is expanded.


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

                                   UPLAND ENERGY CORPORATION


Dated: November 14, 2000           By:/s/
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer