Form 10KSB
period 2000-12-31
UPLAND ENERGY CORP
filed 2001-04-16
CIK 920273

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                    ------   ---------
           Commission File Number              0-22497
                                              ----------
                          Upland Energy Corporation
                     -------------------------------------
             (Exact name of registrant as specified in charter)

        Utah                                     87-0430780
------------------------------                ----------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

712 Arrowhead Lane, Murray, Utah                  84107
-----------------------------------------         ----------
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

     State issuer's revenues for its most recent fiscal year:  $255,743

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at April 12, 2000, of $0.315 per share, the market value of shares held by nonaffiliates would be $1,595,661.

     As of April 3, 2001, the Registrant had 5,065,592 shares of common stock issued and outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. In particular, the potential reorganization with Lifesmart and potential oil and gas revenue involve "forward looking statements." Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

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

     The Company is engaged in the business of exploring for and developing oil and gas reserves. GS&C sold its oil and gas assets in August 1999 and the Company's focus has been on its oil and gas operations in the Hittle field in central Kansas. Unless otherwise indicated, GSC and Upland are collectively referred to herein as the "Company."

Oil and Gas Operations
----------------------

     The Company's oil and gas property are in central Kansas and are located on the Hittle Field. The Hittle Field originally consisted of approximately 560 acres and was acquired for $6,000 in cash and a 15.6% royalty interest in the leases. In the first quarter of 1997, the Company expanded its lease holdings on the Hittle Field through the acquisition of an additional 880 acres at a cost of $3,800 with a 16.01% royalty interest remaining with the lessors.

     The Company drilled two initial wells, the Lewis H-1 ("LH-1") and the Hittle H-1 (the "HH-1"), in the Hittle Field. Both wells initially showed promising results; however, the LH-1 well had to be shut down due to water problems and reworked and the HH-1 is producing only approximately 22 barrels of oil per day. The LH-1 has been reworked and is producing approximately 5 barrels of oil per day.

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

Future Direction
----------------

     The Company has entered into an agreement and plan or reorganization with Lifesmart Nutrition, Inc., which will result in the Company changing its focus from the oil and gas industry to the nutritional supplement products such as creatine and calcium. Under the terms of the proposed reorganization agreement, Lifesmart's management will assume control over the operations of the Company and the business focus of the Company will become that of Lifesmart. As part of the proposed reorganization, the Company will reverse split its common stock on a 2 to 1 basis reducing its outstanding stock from 5,065,592 to 2,532,796 prior to the reorganization. The Company will issue to the shareholders of Lifesmart 7,897,785 post reverse split shares for all of the issued and outstanding shares of Lifesmart.

     As part of the negotiated terms of the reorganization agreement, the Company will spin off GS&C and all of the oil and gas properties of the Company to its shareholders. The terms of the spinoff will result in each shareholder of record of the Company on the day before the closing of the reorganization with Lifesmart receiving one share of GS&C for each ten shares of the Company held. Shareholders of Lifesmart will receive one one hundredth (0.01) a share of GS&C for every one share of the Company held after the reorganization. If the spin off is not completed within one year from the date of the closing of the reorganization, current majority shareholders and management of the Company have an option to purchase GS&C for $100,000. The purchase price of GS&C was determined based on discussions between management of the Company and Lifesmart after a review of the Company's oil and gas operations and revenue.

     The closing of the reorganization is subject to several events including the raising of additional capital for Lifesmart of $500,000 and receiving shareholder approval from the Company's and Lifesmart's shareholders. Until these conditions are met, there is a chance the reorganization will not be complete. The Company has raised the $500,000 through the sale of shares of its common stock. The shares were sold at $0.25 per share and for every four shares purchased a common stock purchase warrant was also received. Every warrant allowed investors to buy another share of common stock at $0.50 per share.

     ITEM 2. DESCRIPTION OF PROPERTIES

Oil and Gas Properties
----------------------

     The Company's oil and gas properties are located in Kansas. The properties now consist of only the Hittle Field with the sale of the McLouth Field in July 1999. The Company began exploration activities on the Hittle Field in late 1996 and have drilled four wells on the field; three of which have been completed for production, and one which was shut down. The Hittle Field is subject to a farm out agreement with Pace Exploration who receives a 20% working interest in the field. (See: Part I, Item 1. "Description of Business").

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

Wells and Acreage
-----------------

     Shown below are tabulations of the productive oil (including casinghead gas) wells and developed and undeveloped acreage owned by the Company as of December 31, 2000.

                                              Gross Acreage
                                     -------------------------------
Productive Oil Wells                 Developed           Undeveloped
--------------------                 ---------           -----------
  Gross      Net(1)                Gross   Net(2)       Gross   Net(3)
  -----      ------                -----   ------       -----   ------
    2         2                     190    152.50        1560    1560
-------------------
(1)   Based on a 80% ownership working interest on the Hittle Field.
(2)   Calculated on the Hittle Field.
(3) Corresponds to 1560 undeveloped acres in the Hittle Field with 100% ownership interest.

See notes 3 and the unaudited supplemental information to the Company's December 31, 2000 and 1999, financial statements for additional information regarding the Company's oil and gas properties and producing activities and oil and gas reserves. Such information is based on a report prepared by Felix Ascanio who was the Company's president, and therefore, should not be considered independent.

Drilling Activities
-------------------

     Set forth below is a tabulation of wells completed in the period indicated in which the Company have participated and the results thereof for the three most recent years ended December 31, 2000.


                                   Year Ended December 31,
                       --------------------------------------------------
                            1998            1999             2000
                            ----            ----             ----
                       Gross    Net    Gross    Net     Gross    Net
                       -----    ---    -----    ---     -----    ---
Exploratory:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                -0-     -0-     -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-

Development:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                 2       2       2       2       -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals          2       2      -0-     -0-      -0-     -0-



Average Prices and Costs
------------------------

     The average sales prices of oil and gas for the current fiscal year and the three previous fiscal years are as follows:

      Average Sales Price
      -------------------
  Year Ended           Oil           Gas
  December 31       (per BBL)     (per MCF)
  -----------       ---------     ---------
     1996            $16.34            NA
     1997            $14.45            NA
     1998            $11.41            NA
     1999            $23.67            NA
     2000            $28.07            NA

Production costs for such wells per equivalent barrel, which includes lifting costs (electricity, fuel, water disposal, repairs and maintenance, pumper, transportation, etc.), and production taxes, was $4.15, $3.78, and $2.87 for the years ended December 31, 2000, 1999, and 1998, respectively.

Production and Sale of Oil and Gas
----------------------------------

     The sale of oil and gas is subject to price adjustments, production curtailments, and similar provision in oil and gas purchase contracts, and the sale of both oil and gas is subject to general economic and political conditions affecting the production and price of crude oil and natural gas. For the years ended December 31, 2000, and 1999, the Company produced approximately 26.59 and 32.38 barrels of oil per day.

                      ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any litigation.

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

Quarter Ended                 High Bid          Low Bid
-------------                 --------          -------

March 1998                    $3.875            $2.625
June 1998                     $1.438            $1.188
September 1998                $1.188            $0.625
December 1998                 $1.340            $0.560

March 1999                    $1.375            $0.531
June 1999                     $0.531            $0.344
September 1999                $1.00             $0.875
December 1999                 $1.25             $1.125

March 2000                    $0.375            $0.35
June 2000                     $0.25             $0.22
September 2000                $0.315            $0.28
December 2000                 $0.29             $0.25

March 30, 2001                $0.35             $0.30

     At April 6, 2001, the high and low bid and asked price for the Common Stock was $0.31 and $0.35, respectively.

     Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

      As of April 6, 2001, there were 5,065,592 shares of common stock outstanding held by approximately 126 active holders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources
---------------------------------------

     At December 31, 2000, the Company had assets of $419,198. The majority of these assets, $364,480, represented oil and gas properties with only $52,661 in current assets. During 2000, the Company was able to fund operations through oil revenues. The Company presently has working capital of $11,660. The Company presently is covering expenses. However, the Company's auditors have issued a going concern emphasis indicating they believe the Company may not be able to continue as a going concern given current resources.

     Management of the Company believes it will have sufficient resources to continue based on current oil and gas productions. To assure revenue will be sufficient to cover operating expenses, the Company has continued to reduce its cost and does not intend to do any further exploration on its fields. The Company has also entered into a reorganization agreement with Lifesmart as a means of bringing in a new business with strong revenue projections to bolster shareholder value. Although Lifesmart also needs operating capital, management of the Company believes its business potential will make it easier to obtain capital to fund its operations. The success of both companies will, initially, depend upon the ability of the Company to raise capital.

     Since the end of the Company fiscal year end, the Company has raised an additional $275,000 which has been loaned to Lifesmart to fund Lifesmart's operations. The money was raised through the sale of shares of the Company's common stock at a price of $0.25 per share. To entice buyers to purchase the shares, the Company also included a warrant to purchase shares of the Company's common stock at an exercise price of $0.50 per share. All shares sold in the private placement will be subject to the proposed two to one reverse split of the Company's shares. The Company also received $225,000 in loans from shareholders to help fund Lifesmart's operations.

     The Company is hopeful the oil and gas operations will support itself this year. The oil and gas operations, however, will only marginally cover anticipate expenses. Future growth will be limited, and the Company does not anticipate engaging in any further exploration. Any capital currently being raised will be used to fund the operations of Lifesmart in anticipation of the pending reorganization.

Results of Operations
---------------------

     For the year ended December 31, 2000, the Company had revenue of $255,743 which was up from $198,540 for the same period in 1999 as a result of increased production and higher oil prices. The Company anticipates oil revenue to remain about the same for the upcoming periods.

     Expenses for the year ended December 31, 2000, were $297,761 which were down from $413,810 for the year ended December 31, 1999. Expenses decreased as the company did not have any exploration or dryhole cost which were $100,000 in 1999. Production expense increased in 2000, as the demand for oil and gas equipment and workers increased the overall expenses of operation. General and administrative cost decreased as all but the essential cost of maintaining the Company and its operations were discontinued to preserve needed resources. The Company anticipates cost remaining similar in upcoming periods for the oil and gas operations.

     For the year ended December 31, 2000, the Company continued to suffer loses from operations with a net loss of $42,018. This loss was down from the $714,315 in 1999 due to the reduction of expenses in 2000 and the loss on disposal of the McLouth field during 1999. Management felt the reduction in loss shows improvement and given $31,019 off the loss is associated with depreciation expense, feels the Company is almost at a break even point. If oil prices remain at their current level, the Company is hopeful to actually break even or possibly have a small profit off the oil and gas properties in upcoming periods.

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

     Lee Jackson, age 72, has been retired since 1993 and spends his time focusing on real estate management and investments. Prior to retiring, Mr. Jackson owned Jackson Insurance Agency which he later sold to his son. Prior to establishing his own insurance agency, Mr. Jackson was a real estate agent and broker. Mr. Jackson was employed by Allstate Insurance for 17 years where he was an agent, a commercial sales supervisor and sales manager. Mr. Jackson received his bachelor of science degree in business from the University of Utah in 1951.

     Michael Labertew, age 36, was appointed a director and subsequently secretary and treasure of the Company in 1998. Mr. Labertew is and has been for the last 9 years an attorney in Salt Lake City, Utah. Mr. Labertew has a bachelor of science degree from the University of Iowa and a Juris Doctorate from the University of Utah.

     Key Consultant
     --------------

     Frank Gillen, age 31, is a registered representative with Arizona Capital Group, an NASD broker dealer. Mr. Gillen joined Arizona Capital in 2001. At the time of joining Arizona Capital Group, his consulting agreement with the Company was terminated. Mr. Gillen was the president of Maven Strategic Partners, Inc. in Salt Lake City, Utah until November 2000. Maven Strategic Partners, Inc. is a business consulting firm. Prior to forming Maven Strategic Partners, Inc., Mr. Gillen was employed by Alpine Securities Corporation in Salt Lake City, Utah as a registered representative. While at Alpine Securities Corporation, Mr. Gillen headed several private and public placements and underwritings for companies. Mr. Gillen also acted as one of Alpine Securities Corporation's designated traders and covered market making activities for several public companies.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed, except Frank Gillen filed his form 3 late and Lee Jackson and Mike Labertew filed a form 4 late.

                  ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):

                   SUMMARY COMPENSATION TABLE
                   --------------------------

                                                        Long Term Compensation
                                                        ----------------------

                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Lee Jackson         2000  $36,000   -0-       -0-         -0-    50,000   -0-       -0-
President           1999  $38,000   -0-       -0-         -0-     -0-     -0-       -0-
                    1998  $38,000   -0-       -0-         -0-     -0-    10,000     -0-

(1)  Mr. Jackson received 10,000 options at $0.625 per share in 1998.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
The Following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended December 31, 2000, to the named executive officer of the Company.

                                  % of Total
               # of Securities    Options/SARS
               Underlying         Granted to                        Market Price
               Options/SARs       Employees in   Exercise or Base   on Date of
Name           Granted            Fiscal Year    Price ($/Share)    Grant         Expiration Date
----           ---------------    ------------   ----------------   ------------  ---------------
Lee Jackson          50,000          50,000            O.25            0.25          1-1-2004
Michael Labertew     50,000          50,000            0.25            0.25          1-1-2004



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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock, par value $0.001, held by each person who is believed to be the beneficial owner of 5% or more of the 5,065,592 shares of the Company's common stock outstanding at April 6, 2001, based on the Company's transfer agent's list, representations and affidavits from shareholders and beneficial shareholder lists provided by the Depository Trust and securities broker dealers, and the names and number of shares held by each of the Company's officers and directors and by all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Rodaric Group, LLC (1)      1,081,043                      21.34%
           712 Arrowhead Lane
           Murray, Utah  84107

Common     Lee Jackson    (1)          1,089,615                      21.51
           712 Arrowhead Lane
           Murray, Utah 84107

Common     Frank Gillen                  553,012                      10.92
           175 South Main, Ste. 1240
           Salt Lake City, Utah 84111

Common     Mark Peterson                  335,960                      6.63
           1247 Moyle Drive
           Alpine, Utah 84004

Common     Byron Barkley                  326,000                      6.64
           5600 South Holladay Blvd.
           Salt Lake City, Utah 84121

Officers, Directors and Nominees

Common     Lee Jackson, Director         1,089,615                      -0-
Common     Michael Labertew (3)             -0-                         -0-
           Secretary/Treasurer, Director

All Officers, Directors, and
 Nominees as a Group (2 Persons)         1,081,043                     11.86
--------------------------------
(1) Rodaric Group, LLC is controlled by Lee Jackson. The 1,089,615 shares listed for Mr. Jackson include the 1,081,043 shares held by the Rodaric Group, LLC. Mr. Jackson also has 50,000 options to purchase a like number of shares of Common Stock at an exercise price of $0.25 per share.
(2) Mr. Peterson shares are owned beneficially based on his relationship to Banyon Investment Company which owns 126,960, September Corporation Pension Fund which owns 50,000 and Blawkhawk Properties which owns 159,000.
(3) Mr. Labertew owns no shares of common stock but has an option to purchase 50,000 shares of common stock at $0.25 per share.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998, Lee Jackson, the Company's president loaned the Company 20,000 receiving a promissory note and for $5,000 at 10% interest due on June 1, 1999 and a promissory note for $15,000 which contains an option to convert shares of Common Stock at the rate of $0.40 per share.

     During December 1999, the Company converted $245,000 in debt to 982,000 shares of common stock of the Company. The note were held by officers and major shareholders of the Company who previously loaned the Company money to complete some exploration work.

    During 2000, the Company issued 94,400 shares of common stock to Lee Jackson in relation to funds advanced to the Company. These shares were on the same terms as shares sold to other shareholders.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----

  Independent Auditor's' Report                                F-1
  Consolidated Balance Sheet, December 31, 2000                F-2
  Consolidated Statements of Operations, for
     the years ended December 31, 2000 and 1999                F-3
  Consolidated Statement of Stockholders' Equity,
     from December 31, 1997 through December 31, 2000          F-4
  Consolidated Statements of Cash Flows, for
      the years ended December 31, 2000 and 1999               F-5-6
  Notes to Consolidated Financial Statements                   F-7-24

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           -------------
Item 2      Plan of acquisition, reorganization
------      -----------------------------------
 2.01          2        Agreement and Plan of
                          Reorganization-Lifesmart    This Filing

Item 3      Articles of Incorporation and Bylaws
------      ------------------------------------
 3.01           3       Articles of Incorporated      Incorporation
                                                      by reference*

 3.02           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 0-22497.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Upland Energy Corporation

Date: April 16, 2001            By /s/Lee Jackson, President and Director
                                      (Principal Executive Officer)

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2000

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                                 CONTENTS


                                                          PAGE

          -  Independent Auditor's' Report                       F-1


          -  Consolidated Balance Sheet, December 31,
               2000                                              F-2


          -  Consolidated Statements of Operations, for
               the years ended December 31, 2000 and 1999        F-3


          -  Consolidated Statement of Stockholders' Equity,
               from December 31, 1997 through December 31,
               2000                                              F-4


          -  Consolidated Statements of Cash Flows, for
               the years ended December 31, 2000 and
               1999                                              F-5-6


          -  Notes to Consolidated Financial Statements          F-7-16


          -  Unaudited Supplemental Oil and Gas Information      F-17-24

                       INDEPENDENT AUDITOR'S REPORT



Board of Directors
UPLAND ENERGY CORPORATION AND SUBSIDIARY
Salt Lake City, Utah


We have audited the consolidated balance sheet of Upland Energy Corporation and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Upland Energy Corporation and Subsidiary as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12, the Company has experienced continuing operating losses the past few years and may not have adequate working capital to sustain its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans with regards to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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




/S/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.
February 22, 2001
Salt Lake City, Utah

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                December 31,
                                                    2000
                                               -------------
CURRENT ASSETS:
  Cash                                          $     37,684
  Oil revenue receivable                              14,977
                                               -------------
          Total Current Assets                        52,661

PROPERTY AND EQUIPMENT, net                            2,057

OIL AND GAS PROPERTIES, net                          364,480
                                               -------------
                                                $    419,198
                                             ---------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    34,601
  Other accrued liabilities                            6,400
                                               -------------
         Total Current Liabilities                    41,001

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 50,000,000
    shares authorized, 4,993,592 shares issued
    and outstanding                                    4,994
  Capital in excess of par value                   2,511,869
  Retained (deficit)                              (2,138,666)
                                               --------------
          Total Stockholders' Equity                 378,197
                                               --------------
                                                $    419,198
                                               --------------




















The accompanying notes are an integral part of this consolidated financial statement.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Years Ended
                                          December 31,
                                    ------------------------
                                        2000         1999
                                    -----------  -----------
REVENUE:
 Oil sales                           $  255,743   $  198,540
                                    -----------  -----------
          Total Revenue                 255,743      198,540
                                    -----------  -----------

EXPENSES:
  Production expense                    127,886       93,125
  Depreciation, depletion and
    amortization                         31,049       44,853
  Dryhole, unsuccessful recompilations
    and exploration costs                     -      100,000
  General and administrative costs      138,826      175,832
                                    -----------  -----------
          Total Expenses                297,761      413,810
                                    -----------  -----------
LOSS FROM OPERATIONS                   (42,018)     (215,270)
                                    -----------  -----------

OTHER INCOME (EXPENSE):
  Interest Income                             -        2,170
  Interest Expense                            -      (24,136)
  Loss on disposition of assets               -     (477,079)
                                    -----------  -----------
          Total Other Income
           (Expense)                          -     (499,045)
                                    -----------  -----------

LOSS BEFORE INCOME TAXES                (42,018)    (714,315)

CURRENT TAX EXPENSE                           -            -

DEFERRED TAX EXPENSE                          -            -
                                    -----------  -----------
NET LOSS                             $  (42,018)  $ (714,315)
                                    -----------  -----------

LOSS PER COMMON SHARE                $     (.01)  $     (.20)
                                    -----------  -----------










The accompanying notes are an integral part of these consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FROM DECEMBER 31, 1997 THROUGH

                             DECEMBER 31, 2000


                              Common Stock       Capital in  Retained
                          ---------------------  Excess of   Earnings
                            Shares     Amount    Par Value   (Deficit)
                          ---------- ----------  ----------- ------------
BALANCE, December 31, 1997 3,695,378      3,695   2,337,335    (815,165)

Cancellation of 133,186
  shares of common stock,
  May 1999, fair market
  value was at $1.12 per
  share, for cancellation
  of note receivable from
  the former President of
  the Company               (133,186)      (133)   (149,035)          -

Net loss for the year ended
  December 31, 1998                -          -           -    (567,168)
                          ---------- ----------  ----------- ------------
BALANCE, December 31, 1998 3,562,192      3,562   2,188,300  (1,382,333)

Issuance of 982,000 shares
  of common stock in payment
  of note payable at $.25
  per share, December 1999   982,000        982     244,518           -

Return of 45,000 shares of
  common stock  for
  cancellation December 1999 (45,000)       (45)         45           -

Net Loss for the year
  ended December 31, 1999          -          -           -    (714,315)
                          ---------- ----------  ----------- ------------
BALANCE, December 31, 1999 4,499,192      4,499   2,432,863  (2,096,648)

Issuance of 400,000 shares
  of common stock of $50,000
  for cash , or $.125 per
  share,May 2000             400,000        400      49,600          -

Issuance of 94,400 shares
  of common stock for debt
  relief of $29,500, or
  $.3125 per share
  July 2000                   94,400         95      29,406          -

Net Loss for the year
  ended December 31, 2000          -          -           -    (42,018)
                          ---------- ----------  ----------- ------------
BALANCE, December 31, 2000 4,993,592 $    4,994  $2,511,869 $(2,138,666)
                          ---------- ----------  ----------- ------------

The accompanying notes are an integral part of this consolidated financial statement.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Net Increase (Decrease) in Cash

                                           For the Years Ended
                                               December 31,
                                        -------------------------
                                           2000          1999
                                        -----------   -----------
Cash Flows from Operating Activities:
  Net loss                               $ (42,018)    $ (714,315)
                                        -----------   ------------
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
   Depreciation, depletion and
    amortization                             32,282        44,297
   Loss from discontinued oeprations              -       489,006
   Non-cash expenses                          6,300       115,931
   Change in assets and liabilities:
     Decrease in deposits                         -        10,000
     (Increase) decrease in oil revenue
       receivable                               (99)       (8,908)
     (Increase) in advance receivable -
       related party                              -        10,396
     (Increase) decrease in prepaid assets        -       225,000
     Increase in accounts payable -
       related party                              -             -
     Increase (decrease) in accounts
       payable                               29,613      (100,978)
     (Decrease) in other accrued
       liabilities                           (6,200)       36,000
                                        -----------   -----------
      Net Cash (Used) by Operating
       Activities                            19,878       106,429
                                        -----------   -----------
Cash Flows from Investing Activities:
  Purchase of equipment                        (377)            -
  Proceeds from sale of equipment                 -        25,000
  Purchase of oil and gas properties        (50,000)     (158,136)
  Receipts on notes receivable                    -        40,000
                                        -----------   -----------
      Net Cash (Used) by Investing
       Activities                           (50,377)      (93,136)
                                        -----------   -----------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock         50,000             -
                                        -----------   -----------
      Net Cash Provided by Financing
       Activities                            50,000             -
                                        -----------   -----------
Net Increase (Decrease) in Cash              19,501        13,293

Cash at Beginning of Year                    18,183         4,890
                                        -----------   -----------
Cash at End of Year                      $   37,684    $   18,183
                                        -----------   -----------

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Increase (Decrease) in Cash

                                [CONTINUED]
                                           For the Years Ended
                                               December 31,
                                        ------------------------
                                             2000         1999
                                        -----------   -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for
  Interest                              $        -    $    24,135
  Income taxes                          $        -    $         -

Supplemental Disclosure of Noncash Investing and Financing Activities:
  For the year ended December 31, 2000:
   The Company issued 94,400 shares of common stock for debt forgiveness from an officer of the Company in the amount of $29,500, or $.3125 per share.

  For the year ended December 31, 1999:
  The Company issued 982,000 shares of common stock to retire notes payable at $.25 per share.

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

  Earnings (Loss) Per Share - The Company accounts for earnings (loss) per share in accordance with Statement of Financial Accounting Standards
  (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented [See Note 6].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31:

                                          2000
                                      -----------
    Furniture and office equipment     $    6,428
    Vehicle
    Less:  accumulated depreciation        (4,371)
                                      -----------
         Total                         $    2,057
                                      -----------

  Depreciation expense charged to operations was $1,232 and $1,716 for the years ended December 31, 2000 and 1999.

NOTE 4 - OIL AND GAS PROPERTIES

  Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the year ended December 31, 2000 and 1999, the Company recorded depletion of $31,051 and $42,581, respectively.

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

NOTE 4 - OIL AND GAS PROPERTIES [Continued]

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

NOTE 5 - COMMON STOCK TRANSACTIONS

  In August 2000, the Company issued 94,400 shares of common stock for debt relief from an officer of the Company. Debt relief of $29,500 or $.3125 per share was received.

  During May 2000, the Company issued 400,000 shares of common stock for cash of $50,000 or $.125 per share.

  During November through December 1998, the Company raised an additional $245,000 in financing by issuing convertible promissory notes with redeemable warrants in units of $5,000 each. Each unit consisted of a convertible promissory note for $5,000 and 5,000 redeemable warrants to purchase the Company's common stock at $.875 per share. The convertible promissory notes have a maturity of one year, bear interest at 12% per annum, and are secured by the oil production from the Company's Hittle Field in Central Kansas. The promissory notes are convertible into the Company's common stock, at the holder's option, at the rate of one share for each $1.50 of principal and accrued but unpaid interest. The warrants are exercisable for two years from the date of exercising the

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK TRANSACTIONS [Continued]

  conversion feature of the promissory note. Each warrant is redeemable at the redemption price of $.10 per warrant on the company's 30 day written notice to the holders if the closing bid price for the Common Stock, as reported on the National Associations of Securities Dealers
  Electronic Bulletin Board, is $1.50 per share or more for ten consecutive trading days or is $1.50 per share or more for 15 trading days in any 30 trading day period. During 1999 these notes payable totaling $245,000 were converted to 982,000 shares of common stock, valued at $.25 per share.

  On December 16, 1996 the Board of Directors resolved that 60,000 shares of common stock be reserved for issuance upon exercise of options granted to legal counsel for services to be performed in the amount of $25,000. The exercise price for the options is $2.00, the options vest on December 16, 1996, and the options expire on December 16, 2001. The cost of the legal services has been accounted for as an addition to prepaid expenses and a charge to additional paid-in capital. The prepaid expense reversed during 1997 and was offset against additional paid-in capital as a stock offering expense. The options had previously been granted during 1996 in connection with services to be performed in 1997. The Company received cash of $10,000 and two notes receivable totaling $110,000 (a $90,000 note and a $20,000 note) as consideration for the exercise price of the options. Both notes provide for interest at 8.5% per annum and are to be repaid in full on or before January 17, 2001. During 1998 the $90,000 was expensed against legal fees. The remaining $6,300 was expensed against legal fees in 2000.

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

  Warrants - December 2000, the Company issued 100,000 warrants to an officer and a consultant, to purchase one share of common stock each for $.25 per share.

  At December 31, 1999, the Company had 500,000 warrants outstanding to purchase common stock at $2.00 per share and 50,000 warrants to purchase common stock at $1.50 per share and 245,000 warrants outstanding to purchase common stock at $.875 per share. The warrants all had a two year life and expired in December 2000.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK TRANSACTIONS [Continued]

  Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $0 was recorded in 2000 and 1999 respectively. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The effect on net income from the adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" are the same.

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2000 risk-free interest rates of 6.33% expected dividend yields of zero, expected life of 5 years, and expected volatility 78%.

  A summary of the status of the options granted under the Company's stock option plan at December 31, 2000 and 1999, and changes during the periods then ended is presented in the table below:

                         Year Ended                 Year Ended
                      December 31, 2000          December 31, 1999
                 -------------------------- -------------------------
                          Weighted Average          Weighted Average
                  Shares   Exercise Price   Shares   Exercise Price
                 --------- ---------------- -------- ----------------
  Outstanding at
    beginning of
    period         155,000  $    1.28        155,000      $ 1.28
  Granted                -         -           -             -
  Exercised              -         -                         -
  Forfeited        155,000       1.28          -             -
  Canceled               -         -           -             -
                 --------- ---------------- -------- ----------------
  Outstanding at
   end of Period         -         -        155,000  $     1.28
                 --------- ---------------- -------- ----------------
  Weighted average
    fair value
    of options
    granted              -         -         155,000 $     1.28
                 --------- ---------------- -------- ----------------


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

NOTE 5 - COMMON STOCK TRANSACTIONS [Continued]

  these agreements, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been the proforma amounts as indicated below:

                                For the Years Ended
                                    December 31,
                             -----------------------
                                2000           1999
                             ------------ ---------------
     Net Loss applicable to
       common stockholders

               As  reported  $    (42,018) $     (714,315)
                   Proforma  $    (42,018) $     (714,315)

     Earnings per Share
               As reported   $       (.01) $         (.20)
               Proforma      $       (.01) $         (.20)



NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999:

                                       For The Years Ended
                                           December 31,
                                   -------------------------
                                      2000          1999
                                   ------------ -------------
  Income (loss) from continuing
     operations available
     to common stockholders
     used in earnings (loss)
     per share                     $    (42,018)$   (714,315)
                                   ------------ -------------
  Weighted average number of
     common shares used in
     earnings (loss) per share
     outstanding during the period    4,791,616     3,578,272
                                   ------------ -------------

  Dilutive earnings per share was not presented, as its effect was anti-dilutive for the years ended December 31, 2000 and 1999.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31,
  2000 and 1999, the total of all deferred tax assets was $957,109 and $951,076 and the total of the deferred tax liabilities was $115,261 and $101,929. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $841,848 and $849,147 as of December 31, 2000 and 1999, which has been offset against the deferred tax assets. The net increase (decrease) in the valuation allowance during the years ended December 31, 2000 and 1999 amounted to approximately $(7,299) and $263,428, respectively.

  As of December 31, 2000 and 1999, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,586,682 that expire in various years between 2001 and 2020.

  The components of income tax expense from continuing operations for the years ended December 31, 2000 and 1999 consist of the following:

                                       December 31,
                                 -----------------------
                                     2000        1999
                                  ----------  ----------
  Current income tax expense:
   Federal                         $       -   $       -
   State                                   -           -
                                  ----------  ----------
    Net current tax expense                -           -
                                  ----------  ----------
  Deferred tax expense (benefit) arising from:

  Excess of tax over financial
    accounting depreciation        $  13,332   $  51,588
  Net operating loss carryforwards   (21,573)   (122,330)
  Accrued compensation                15,540     (15,540)
  Litigation reserve                                   -
  Valuation allowance                 (7,299)     86,282
                                  ----------  ----------
    Net deferred tax expense       $       -   $       -

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                       December 31,
                                 -----------------------
                                     2000        1999
                                  ----------  ----------
  Computed tax at the expected
    federal statutory rate        $  (14,286) $  (76,605)
  Other                                  419      (2,918)
  State income taxes, net of
    federal income tax benefits       (1,261)     (6,759)
  Net operating loss                  22,427           -
  Valuation allowance                 (7,299)     86,282
                                  ----------  ----------
  Computed tax at the effective
   income tax rates               $        -  $        -
                                  ----------  ----------

  The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2000 and 1999:

                                     2000        1999
                                  ----------  ----------
  Excess of tax over book
    accounting depreciation         (115,261)   (101,929)
  Accrued compensation                     -      15,540
  Contribution carryover                  37          37
  NOL carryforwards                  957,072     935,499

  As of December 31, 2000 and 1999, the deferred taxes reflected in the consolidated balance sheet are as follows:
                                     2000        1999
                                  ----------  ----------
  Short term asset (liability)    $        -  $        -
  Long term asset (liability)     $        -  $        -

NOTE 8 - RELATED PARTY TRANSACTIONS

  Office Space - The Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address. The cost is minimal and had not been recorded as an expense of the Company.

NOTE 9 - CONTINGENCIES

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND AGREEMENTS

  Consulting Agreement - During July 2000 the Company entered into a six month consulting agreement with a stockholder to provide consulting services regarding development of new business opportunities. Under the agreement the consultant is to be paid $3,000 per month. At the option of the consultant this fee can be paid in cash or in common stock based on the market price as of July 1, 2000 which was $.3125. As of December 31, 2000, the Company had accrued $18,000 in unpaid consulting fees. In February 2001, the Company issued 72,000 shares of common stock to satisfy this debt.

  Employment Agreements - During November 1998 the company entered into a one-year employment agreement with the Company's new president. The terms of the agreement include a base salary of $3,000 per month that can be paid in cash or converted to stock at market value. The president has been continuing on a month to month basis.

  Operating Agreement - During December 1998, the Company hired Pace Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.

NOTE 11 - CONCENTRATION OF CREDIT RISKS

  The Company sells substantially all of its oil production to one purchaser because it is able to negotiate more favorable terms with the purchaser. If the purchasers stopped buying products from the Company, the Company would be forced to contract with other purchasers available in the areas where the oil is produced. The effect of a purchaser pulling out would at least put a temporary downward pressure on prices in the area but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that its oil is a commodity that is readily marketable and that the marketing method it follows is typical of similar companies in the industry.

NOTE 12 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant operating losses the past few years. Further, the Company has current liabilities in excess of current assets at December 31, 2000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

  Stock Issuance - During February 2000, the Company issued 72,000 shares of common stock for debt relief of $18,000 accrued at December 31, 2000, or $4.25 per share.

  Proposed Acquisition - On March 19, 2001, the Company entered into an agreement and plan of reorganization with Lifesmart Nutrition, Inc.
  If completed, Lifesmart  will be the surviving entity.   The closing of
  the agreement is subject to various conditions being met and is expected to be completed in May of 2001. Final consummation of the proposed reorganization is not guaranteed.

  Each Lifesmart share outstanding on the effective date of the merger shall be converted into seven tenths of one Upland share. A total of
  7,897,785 shares  of  common  stock are estimated   to  be  issued  to
  shareholders  of Lifesmart Nutrition, Inc.

  Prior to the closing of this agreement, Upland shall effect a one-for-two reverse stock split.

  As part of the merger, Upland shall prepare and file a registration statement to spin off or transfer its ownership in GS&C. The shareholders of Upland prior to merger, shall receive a one share of GS&C for every ten shares held in Upland. Lifesmart shareholders will receive one share of GS&C for every one hundred shares held in Lifesmart. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin off within twelve months of closing, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve month period, to buy GS&C along with its oil and gas assets for $100,000.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

  OIL AND GAS PRODUCING ACTIVITIES

  Generally Accepted Accounting Principles require disclosure, on an unaudited basis, of reserve and production quantities and changes of the quantities on an annual basis as well as calculation of possible impairment and other costs of the properties.

  Oil and Gas Reserves - Users of this information should be aware that the process of estimating oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions; consequently, material revisions to existing reserve estimates may occur in the future. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessment possible, the significance of the subjective decisions required, and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosure.

  Proved reserves are estimated quantities of natural gas, crude oil and condensate, and natural gas liquids which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

  The oil and gas reserve information presented in the following tables as of December 31, 2000, is based upon reports of petroleum engineers and management's estimate. The engineers and others who assisted and produced the reserve reports were not independent with respect to the Company. All reserves presented are proved reserves, all of which are located within the United States, and are defined as estimated quantities which geological and engineering data demonstrate with reasonable  certainty  to  be  recoverable in  future  years  from  known reservoirs under existing economic and operating conditions. Such reserves are estimates only and should not be construed as exact amounts. The Company does not have proved reserves applicable to long term supply agreements with foreign governments.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

                      Changes in Net Proved Reserves

                          [Volumes in Thousands]


                             2000          1999
                      ---------------------------------
                         Oil     Gas    Oil    Gas
                       (MBbls) (MMcf)(MBbls) (MMcf)
                      -------- ------ -------- --------
  Estimated quantity at
    beginning of period    101       -      49       -
  Revisions of previous
   estimates                 -       -       -       -
  Discoveries and
   extensions                -       -      65       -
  Purchase of reserves
   in place                  -       -       -       -
  Production                (9)      -     (13)      -
  Sale/disposal of
   reserves in place         -       -       -       -
                      -------- ------ -------- --------


  Estimated quantity
    at end of period        92       -     101       -
                      -------- ------ -------- --------


  Proved developed reserves:
    Beginning of period    101       -      49       -
    End of period           92       -     101       -
                      -------- ------ -------- --------


  Company's proportional
    interest in reserves
    of investees accounted
    for by the equity
    method - end of year     -       -       -       -
                      -------- ------ -------- --------

  "The production and sale of a significant portion of the proved reserves is not guaranteed and is subject to unpredictable economic factors and the Company being able to maintain a contracted operator to operate the wells and maintain purchase agreements with the end purchasers of the production. The company could also forfeit its rights to some of its reserves if minimum production is not maintained".

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

            Costs Incurred in Oil and Gas Property Acquisition,
                  Exploration and Development Activities


                                            December 31,
                                        --------------------
                                           2000       1999
                                        ---------  ----------
                                       [In Thousand of Dollars]
  Acquisition of properties:
    Undevelopment leases                 $      -   $       -
    Proved producing leases                     -           -
  Exploration costs                             -           -
  Development costs                            50         158
                                        ---------  ----------
  Total Additions to Oil and Gas
    Properties                          $      50  $      158
                                        ---------  ----------
  Company's share of equity method
    investees' costs of property
    acquisition, exploration and
    development costs                   $       -  $        -
                                        ---------  -----------

      Capitalized Costs Relating to Oil and Gas Producing Activities

  Capitalized costs as of the end of the
    period: [In thousands of dollars]
    Proved properties                   $     505  $      455
    Unproved properties                         -           -
                                        ---------  ----------
    Total Capitalized Costs                   505         455
  Less:  accumulated depreciation and
    depletion                                (141)       (110)
                                        ---------  ----------

    Net Capitalized Costs               $     364  $      345
                                        ---------  ----------

  Company's share of equity method
    investees' net capitalized costs    $       -   $       -
                                        ---------  ----------

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

              Results of Operations for Producing Activities

                                            December 31,
                                        --------------------
                                           2000       1999
                                        ---------  ----------
                                       [In Thousand of Dollars]

  Oil and gas sales                     $     255  $      198
  Production costs                            (73)        (93)
  Exploration costs                             -           -
  Depreciation and depletion                  (31)        (44)
                                        ---------  ----------
  Income (loss) from operations               151          61
  Income tax benefit (expense)                (51)        (21)
                                        ---------  ----------
    Results of Operations from Producing
      Activities [Excluding Corporate Overhead
      and Interest Costs]                     100          40
                                        ---------  ----------
  Company's share of equity method investees'
    results of operations for producing
    activities                                  -           -
                                        ---------  ----------

           Standard Measure of Discounted Future Net Cash Flows
                  Relating to Proved Oil and Gas Reserves

  The information that follows has been developed pursuant to procedures prescribed by SFAS No. 69, and utilizes reserve and production data estimated by management and independent petroleum engineers. The information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

  The future cash flows are based on sales, prices, costs, and statutory income tax rates in existence at the dates of the projections. Material revisions to reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred are expected to vary significantly from those used. Management does not rely upon the information that follows in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of probable reserves as well as proved reserves, and different price and cost assumptions than those reflected herein.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

           Standard Measure of Discounted Future Net Cash Flows
                  Relating to Proved Oil and Gas Reserves

  The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                            December 31,
                                        --------------------
                                           2000       1999
                                        ---------  ----------
                                       [In Thousand of Dollars]

  Future reserves                       $   1,945  $    1,793
  Future production and development
    costs                                     642         666
  Future income tax expenses                  443         383
                                        ---------  ----------

  Future net cash flows                       860         744
  Discount to present value at 10 percent      82          55
                                        --------- -----------

  Standardized measure of discounted
    future net cash flows                $    778  $      689
                                        ---------  ----------

  Company's share of equity method
    investees' standardized measure of
    discounted future net cash flows     $      -  $        -
                                        ----------  ---------

  * Future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to existing proved oil and gas reserves in which the Company has general interests. The Company has no long-term supply contracts with governments for which the Company serves as the producer of the reserves.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                         SUPPLEMENTAL INFORMATION

                                [Unaudited]

               OIL AND GAS PRODUCING ACTIVITIES [Continued]

           Standard Measure of Discounted Future Net Cash Flows
                  Relating to Proved Oil and Gas Reserves

  The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                            December 31,
                                        --------------------
                                           2000       1999
                                        ---------  ----------
                                       [In Thousand of Dollars]

  Balance at beginning of period        $     689   $     784
  Sales of oil and gas net of production
    costs                                    (182)       (146)
  Changes in prices and costs                   -           -
  Revision of previous quantity estimates     271          51
  Acquisition of reserves in place              -           -
  Extensions, discoveries and improved
    recoveries, less related costs              -           -
  Development costs incurred
    during the period                           -           -
  Net change in income taxes                    -           -
  Accretion of discount                         -           -
  Other                                         -           -
                                        ---------- ----------
  Balance at End of Period              $     778  $      689
                                        --------- -----------

  The increase in previous quantity estimates was a result of management adjusting their estimates of recoverable reserves due to economic factors and potential development projects.