Form 10QSB
period 2001-03-31
UPLAND ENERGY CORP
filed 2001-05-21
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,065,592 shares of its $0.001 par value common stock as of May 17, 2001.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   30,277   $   37,684
  Oil revenue receivable                      17,516       14,977
                                         ___________  ___________
          Total Current Assets                47,793       52,661

PROPERTY AND EQUIPMENT, net                    1,737        2,057

OIL AND GAS PROPERTIES, net                  353,923      364,480

OTHER ASSETS:
  Advance to Lifesmart Nutrition, Inc.       225,000            -
                                         ___________  ___________
                                          $  628,453   $  419,198
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $   22,602  $    34,601
  Notes payable                              200,000            -
  Other accrued liabilities                    8,438        6,400
                                         ___________  ___________
         Total Current Liabilities           231,040       41,001
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    5,165,592 and 4,993,592 shares
    issued and outstanding at 2001
    and 2000                                   5,166        4,994
  Capital in excess of par value           2,554,697    2,511,869
  Retained deficit                       (2,162,450)  (2,138,666)
                                         ___________  ___________
          Total Stockholders' Equity         397,413      378,197
                                         ___________  ___________
                                          $  628,453   $  419,198
                                         ___________  ___________

Note: The consolidated balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
REVENUE:
 Oil sales                               $   67,223    $   32,335
                                        ___________   ___________
          Total Revenue                      67,223        32,335
                                        ___________   ___________

EXPENSES:
  Production expense                         48,159        19,831
  Depreciation, depletion and
    amortization                             10,877        10,807
  General and administrative costs           29,933        19,008
                                        ___________   ___________
          Total Expenses                     88,969        49,646
                                        ___________   ___________
LOSS FROM OPERATING ACTIVITIES             (21,746)      (17,311)

OTHER EXPENSE:
  Interest expense                          (2,038)             -
                                        ___________   ___________
LOSS BEFORE INCOME TAXES                   (23,784)      (17,311)

CURRENT TAX EXPENSE                               -             -

DEFERRED TAX EXPENSE                              -             -
                                        ___________   ___________
NET LOSS                                 $ (23,784)    $ (17,311)
                                        ___________   ___________

LOSS PER COMMON SHARE                    $   (.00)     $  (.00)
                                        ___________   ___________



 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                      Net Increase (Decrease) in Cash

                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
Cash Flows From Operating Activities:
  Net loss                               $ (23,784)    $ (17,311)
  Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
   Depreciation, depletion
       and amortization                      10,877        10,807
   Non-cash expenses                             -             -
   Change in assets and liabilities:
     Decrease in oil revenue receivable     (2,539)       14,879
     (Decrease) in accounts payable           6,001         (946)
     Increase  in other accrued liabilities   2,038            -
                                        ___________   ___________
      Net Cash Provided (Used)
       by Operating Activities              (7,407)        7,429
                                        ___________   ___________
Cash Flows From Investing Activities:
   Increase in other assets               (225,000)            -
                                        ___________   ___________
      Net Cash (Used) by
       Investing Activities               (225,000)            -
                                        ___________   ___________
Cash Flows From Financing Activities:
  Proceeds from notes payable               200,000            -
  Proceeds from sale of common stock         25,000            -
                                        ___________   ___________
      Net Cash Provided by
       Financing Activities                 225,000            -
                                        ___________   ___________
Net Increase (Decrease) in Cash             (7,407)         7,429

Cash at Beginning of Period                  37,684        18,183
                                        ___________   ___________
Cash at End of Period                    $   30,277    $   25,612
                                        ___________   ___________



  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Increase (Decrease) in Cash

                                [CONTINUED]

                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the three-month
   period ended March 31
    Interest                             $    -        $    -
    Income taxes                         $    -        $    -

Supplemental Disclosure of Noncash Investing and Financing Activities:
  For the three-months ended March 31, 2001:
     The Company issued 72,000 shares of common stock for debt relief of $18,000, or $.25 per share.

  For the three-months ended March 31, 2000:
     None






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

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT
  The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2001:

    Furniture and office equipment       $  6,428
    Vehicle
    Less:  accumulated depreciation       (4,691)
                                      ___________
         Total                           $  1,737
                                      ___________

  Depreciation expense charged to operations was $320 and $162 for the three months ended March 31, 2001 and 2000.

NOTE 3 - OIL AND GAS PROPERTIES
  Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the three month ended March 31, 2001 and 2000, the Company recorded depletion of $9,222 and $10,685, respectively.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOT 4 - OTHER ASSETS
  In March 2001, the Company entered into an agreement and plan of reorganization. The agreement stated the Company was to raise $500,000 in a private offering. All proceeds are to be invested in Lifesmart Nutrition, Inc.

  During the three months ended March 31, 2001, the Company had received $25,000 in proceeds from sale of its common stock and has advanced the $25,000 to Lifesmart Nutrition, Inc. The Company also received
  $200,000 in notes payable proceeds which the Company has also advanced to Lifesmart Nutrition, Inc.

NOTE 5 - COMMON STOCK TRANSACTIONS
  Private Placement - In March 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. The agreement stated that the Company would raise a minimum of $500,000 in equity prior to the closing of the agreement. The Company has commenced a private offering of 750,000 units. Each unit consisted of four shares of common stock at $.25 per share and one warrant to purchase one share of common stock at $.50 per share. In March 2001, the Company issued 100,000 shares of common stock for $25,000 cash, or $.25 per share as part of this private offering.

  In February 2001, the Company issued 72,000 shares of common stock for debt relief of $18,000 accrued at December 31, 2000, or $.25 per share.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK TRANSACTIONS [Continued]
  Warrants - During February and March 2001, the Company issued warrants to purchase 25,000 shares of common stock at $.50 per share as part of a private offering.

  In  February  2001, the Company issued two warrants to purchase  300,000
  post-split  shares  of common stock at $.50 per share.   These  warrants
  were issued in connection with $200,000 proceeds of notes payable.

  December 2000, the Company issued 100,000 warrants to an officer and a consultant, to purchase one share of common stock each for $.25 per share.

  Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $0 was recorded in 2001 and 2000, respectively. The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The effect on net income from the adoption of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" are the same.

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2000 risk-free interest rates of 6.33% expected dividend yields of zero, expected life of 5 years, and expected volatility 78%.

  At March 31, 2001, the Company had options outstanding to purchase 155,000 shares of common stock at $1.28 per share. No options were exercised, expired, or forfeited during the three months ended March 31, 2001.

NOTE 6 - EARNINGS (LOSS) PER SHARE
  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31,:

                                            2001        2000
                                          __________  ________
  Income (loss) from continuing
    operations available to common
    stockholders used in earnings (loss)
    per share                              $(23,784)  $(17,311)
                                          __________  _________
  Weighted average number of common
    shares used in earnings (loss)
    per share outstanding during
    the period                            5,006,925   4,499,192
                                          __________  __________

  Dilutive earnings per share was not presented, as its effect was anti-dilutive for the three months ended March 31, 2001 and 2000.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES
  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2001 and December 31, 2000, the total of all deferred tax assets was $963,104 and $957,109 and the total of the deferred tax liabilities was $112,426 and $115,261. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $850,678 and $841,848 as of March 31, 2001 and December 31, 2000, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the periods ended March 31, 2001 and December 31, 2000 amounted to approximately $8,800 and $7,300, respectively.

  As of March 31, 2000, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,603,000 that expire in various years between 2002 and 2021.

NOTE 8 - RELATED PARTY TRANSACTIONS
  Office Space - The Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address. The cost is minimal and had not been recorded as an expense of the Company.

  Notes Payable and Warrants - The Company received $200,000 in proceeds from notes payable from two shareholders. [See Note 9 ] The two shareholders were granted warrants to each purchase 150,000 shares of common stock at $.50 per share. [See Note 5]

NOTE 9 - NOTES PAYABLE

  In February 2001, the Company received $100,000 in convertible notes payable from two shareholders of the Company, for a total of $200,000. The notes have a three-month term bearing eight percent interest rate. Each note is accompanied by warrants to purchase 150,000 post-split shares of common stock at $.50 per share. The warrants carry a three year term. At March 31, 2001, the Company had accrued $2,038 in interest payable associated with those notes payable.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant operating losses the past few years. Further, the Company has current liabilities in excess of current assets at March 31, 2001. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 14 - SUBSEQUENT EVENTS

  Other Assets - Subsequent to March 31, 2001, the Company advanced an additional $275,000 to Lifesmart Nutrition, Inc.

  Notes Payable - In April and May 2001, the Company received $275,000 in proceeds from convertible notes payable. The notes are convertible at $1 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at $.50 per share.

  Stock Issuance - During April 2001, the Company converted a $50,000 note payable into 50,000 units of a private offering. Each unit consists of four shares of common stock at $.25 per share and a warrant to purchase one share of common stock at $.50 per share.

  Proposed Acquisition - On March 19, 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. If completed, Lifesmart will be the surviving entity. The closing of the agreement is subject to various conditions being met and is expected to be completed in May of 2001. Final consummation of the proposed reorganization is not guaranteed.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (continued)

  As part of the merger, Upland shall prepare and file a registration statement to spin off or transfer its ownership in GS&C. The shareholders of Upland prior to merger, shall receive one share of GS&C for every ten shares held in Upland. Lifesmart shareholders will receive one share of GS&C for every one hundred shares held in Lifesmart. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin off within twelve months of closing, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000.

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

     The Company has entered into an agreement and plan or reorganization with Lifesmart Nutrition, Inc., which will result in the Company changing its focus from the oil and gas industry to the nutritional supplement products such as creatine and calcium. Under the terms of the proposed reorganization agreement, Lifesmart's management will assume control over the operations of the Company and the business focus of the Company will become that of Lifesmart. As part of the proposed reorganization, the Company will reverse split its common stock on a 2 to 1 basis reducing its outstanding stock from 5,165,592 to 2,532,796 prior to the reorganization. The Company will issue to the shareholders of Lifesmart 7,897,785 post reverse split shares for all of the issued and outstanding shares of Lifesmart.

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

Liquidity and Capital Resources
---------------------------------------

     At March 31, 2001, the Company had assets of $628,453, which included an advance to Lifesmart of $225,000. The Company had current assets of only $47,793 with current liabilities of $231,040 resulting in a negative working capital of $183,247. The current liabilities include $200,000 in notes from shareholders to help fund the amounts loaned Lifesmart. Exclusive of the $200,000 notes, our other current liabilities where only $31,040 which is an improvement from prior quarters. We will have to raise additional capital, however, to pay for the notes which funded Lifesmart. We are hopeful once the Lifesmart transaction is closed, we will be able to raise the additional funds.

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

Results of Operations
---------------------

     For the quarter ended March 31, 2001, the Company had revenue of $67,223 which was an increase of $34,888 from March 31, 2000. This increase was the result of increased production and higher oil prices. If oil prices remain at the current high prices, revenue should remain fairly constant over the next quarter.

     Expenses for the quarter ended March 31, 2001, increased to $88,969 from $49,646 for the same period in 2000. For the quarter ended March 31, 2001, general and administrative expenses increased to $29,933 from $19,008 for the same period in 2000 as the Company experienced higher accounting and legal cost as it negotiated the Lifesmart transaction and attempted to raise additional capital to help fund the Lifesmart loan. Production expenses also increased substantially to $48,159 from $19,831 for the quarter ended March 31, 2000. This increased corresponded to increased production in the Hittle Field. Even with the increased production, as a percentage of revenue, production expensed increased almost ten percent to 71% of revenue from 61% in the same quarter in 2000. This is partly due to the increased demand for parts, workers and other oil related production expenses. As a result of the overall increase in expenses, the Company had a loss of $23,784.

     Future results of operations may depend on the outcome of the Lifesmart acquisition. If the Lifesmart acquisition is closed, future operating results will depend more on Lifesmart's business than on the Company's current operations.

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

     (a)   Exhibits
           --------

            None


     (b)    Reports on From 8-K.
            --------------------

            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UPLAND ENERGY CORPORATION


Dated: May 21, 2001                By: /s/
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer