Form 10QSB/A
period 2001-03-31
UPLAND ENERGY CORP
filed 2001-08-31
CIK 920273

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


     The financial statements for the quarter ended March 31, 2001, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   30,277   $   37,684
  Oil revenue receivable                      17,516       14,977
                                         ___________  ___________
          Total Current Assets                47,793       52,661

PROPERTY AND EQUIPMENT, net                    1,737        2,057

ASSETS OF DISCONTINUED OIL AND
  GAS OPERATIONS, net                        100,000      364,480

OTHER ASSETS:
  Advance to LifeSmart Nutrition, Inc.       225,000            -
                                         ___________  ___________
                                          $  374,530   $  419,198
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $   22,602   $   34,601
  Notes payable                              200,000            -
  Other accrued liabilities                    8,438        6,400
                                         ___________  ___________
         Total Current Liabilities           231,040       41,001
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    5,165,592 and 4,993,592 shares
    issued and outstanding at 2001
    and 2000                                   5,166        4,994
  Capital in excess of par value           2,554,697    2,511,869
  Retained deficit                       (2,416,373)  (2,138,666)
                                         ___________  ___________
          Total Stockholders' Equity         143,490      378,197
                                         ___________  ___________
                                          $  374,530   $  419,198
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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________

REVENUE                                   $       -    $        -

EXPENSES                                          -             -
                                        ___________   ___________
LOSS FROM OPERATING ACTIVITIES                    -             -

OTHER EXPENSE:
  Interest expense                          (2,038)             -
                                        ___________   ___________
LOSS BEFORE INCOME TAXES                    (2,038)             -

CURRENT TAX EXPENSE                               -             -
DEFERRED TAX EXPENSE                              -             -
                                        ___________   ___________
LOSS FROM CONTINUING OPERATIONS             (2,038)             -
                                        ___________   ___________

DISCONTINUED OPERATIONS:
  Loss from discontinued Oil and
    Gas Operations                         (21,746)      (17,311)

  Estimated Loss on Disposal of
    Oil and Gas Operations                (253,923)             -
                                        ___________   ___________

LOSS FROM DISCONTINUED OPERATIONS         (275,669)      (17,311)
                                        ___________   ___________
NET LOSS                                 $(277,707)    $ (17,311)
                                        ___________   ___________

LOSS PER COMMON SHARE:
  Continuing operations                  $    (.00)    $    (.00)
  Discontinued Operations                     (.01)         (.00)
  Disposal of Operations                      (.05)         (.00)
                                        ___________   ___________

LOSS PER COMMON SHARE                    $    (.06)    $    (.00)
                                        ___________   ___________


 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                      Net Increase (Decrease) in Cash

                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
Cash Flows From Operating Activities:
  Net loss                               $(277,707)    $ (17,311)
  Adjustments to reconcile net
    income (loss) to net cash used
    in operating activities:
   Depreciation, depletion and
    amortization                            10,877        10,807
   Estimated loss on disposal of
    Oil and Gas operations                 253,923             -
   Non-cash expenses                             -             -
Changes in assets and liabilities:
     Decrease in oil revenue
      receivable                            (2,539)        14,879
     (Decrease) in accounts payable          6,001           (946)
     Increase  in other accrued
      liabilities                            2,038              -
                                        ___________   ___________
      Net Cash Provided (Used) by
        Operating Activities                (7,407)         7,429
                                        ___________   ___________
Cash Flows From Investing Activities:
   Increase in other assets               (225,000)             -
                                        ___________   ___________
      Net Cash (Used) by Investing
        Activities                        (225,000)             -
                                        ___________   ___________
Cash Flows From Financing Activities:
  Proceeds from notes payable              200,000              -
  Proceeds from sale of common stock        25,000              -
                                        ___________   ___________
      Net Cash Provided by
        Financing Activities               225,000              -
                                        ___________   ___________
Net Increase (Decrease) in Cash             (7,407)         7,429

Cash at Beginning of Period                  37,684        18,183
                                        ___________   ___________
Cash at End of Period                    $   30,277    $   25,612
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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Upland Energy Corporation ["PARENT"] was incorporated under the laws of the State of Utah on January 30, 1986 as Upland
  Investment Corporation. Parent changed its name to Upland Energy Corporation during November 1993. G. S. & C., Inc. ["SUBSIDIARY"], was incorporated under the laws of the State of Nevada on September 1, 1993 and has been engaged in the development, production and selling of oil and gas in the State of Kansas.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     e.Costs   of   unproved  properties  are  periodically  assessed   for
       realization in accordance with SFAS 121, and if the carrying value of the properties exceeds the recoverable value, the properties are deemed to be impaired and the carrying value of the properties are reduced and a loss is recognized.

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
                                      ___________

  Depreciation expense charged to discontinued operations was $320 and $162 for the three months ended March 31, 2001 and 2000.

NOTE 3 - OIL AND GAS PROPERTIES

  Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the three month ended March 31, 2001 and 2000, the Company recorded depletion of $9,222 and $10,685, respectively.

  The Company's oil and gas leases have terms of three to five years and do not provide for any minimum lease payments. The leases are held by production and are renewable by the Company so long as there is production.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Oil and Gas Properties (continued).

  During March 2001, the Company agreed to pursue a business acquisition (See Note 4) and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, the Company is accounting for its oil and gas operations as a discontinued operation, is reducing the carrying value of its properties to $100,000 and has recorded an estimated loss on disposal of its oil and gas properties of $253,923. During the three months ended March 31, 2001 and 2000 the Company had revenues of $67,223 and $32,335 from oil sales.

NOTE 4 - PROPOSED BUSINESS ACQUISITION

  On March 19, 2001, the Company entered an agreement and plan of reorganization with LifeSmart Nutrition, Inc. If completed, LifeSmart will be the surviving entity. The closing of the agreement is subject to shareholder approval and other conditions being met and is expected to be completed in May of 2001. Final consummation of the proposed reorganization is not guaranteed.

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

  The  agreement  also stated that the Company was to raise $500,000  in  a
  private   offering.   All  proceeds  are  to  be  invested  in  LifeSmart
  Nutrition, Inc.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPOSED BUSINESS ACQUISITION (continued)

  During the three months ended March 31, 2001, the Company had received $25,000 in proceeds from sale of its common stock and had advanced the $25,000 to LifeSmart Nutrition, Inc. The Company also received $200,000 in notes payable proceeds which the Company has also advanced to LifeSmart Nutrition, Inc.

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

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000:
                                           2001        2000
                                       ___________ ___________
  Income (loss) from continuing
     operations available to common
     stockholders used in earnings
     (loss)per share (Numerator)        $  (2,038)  $      -
                                       ___________ ___________
  Income (loss) from discontinued
     operations available to common
     stockholders used in earnings
     (loss) per share (Numerator)       $ (21,746)  $(17,311)
                                       ___________ ___________
  Income (loss) from disposal of
     oil and gas operations available
     to common stockholders used
     in earnings (loss) per share
     (Numerator)                        $(253,923) $       -
                                       ___________ ___________
  Weighted average number
     of common shares used in
     earnings (loss) per share
     outstanding during the period
       (Denominator)                    5,006,925   4,499,192
                                       ___________ ___________

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE (continued)

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

  In February 2001, the Company received $100,000 in convertible notes payable from two shareholders of the Company, for a total of $200,000. The notes have a three-month term bearing eight percent interest rate. Each note is accompanied by warrants to purchase 150,000 post-split shares of common stock at $.50 per share. The warrants carry a three year term. At March 31, 2001, the Company had accrued $2,038 in interest payable associated with those notes payable. Subsequent to March 2001, a total of $50,000 of these notes was converted to units of common stock and the remainder of the notes was paid in full.

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

NOTE 14 - SUBSEQUENT EVENTS

  Other Assets - Subsequent to March 31, 2001, the Company advanced an additional $275,000 to LifeSmart Nutrition, Inc.

  Notes Payable - In April and May 2001, the Company received $275,000 in proceeds from convertible notes payable. The notes are convertible at $1 per unit. Each unit consists of four shares of common stock and a warrant to purchase one share of common stock at $.50 per share. All of these notes were subsequently paid in full or converted to common stock.

  Stock Issuance - During April 2001, the Company converted $50,000 of note payables (See Note 9) into 50,000 units of a private offering. Each unit consists of four shares of common stock at $.25 per share and a warrant to purchase one share of common stock at $.50 per share.

  Private Stock Offering - Subsequent to March 31, 2001 the Company completed a private stock offering wherein it raised gross proceeds of $918,250. Offering costs in connection with the private offering amounted to $161,000. The proceeds were used to repay various notes payable and the remainder was advanced to LifeSmart Nutrition, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
---------

     Upland Energy Corporation, a Utah corporation (the "Company")is engaged in the business of exploring for and developing oil and gas reserves. Upland has one wholly owned subsidiary GS&C, Inc., a Nevada corporation which also is engaged in oil and gas exploration. Unless otherwise indicated, GS&C and Upland are collectively referred to herein as the "Company."

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

Liquidity and Capital Resources
---------------------------------------

     At March 31, 2001, Upland had assets of $374,530, which included an advance to LifeSmart of $225,000. The Company had current assets of only $47,793 with current liabilities of $231,040 resulting in a negative working capital of $183,247. The current liabilities include $200,000 in notes from shareholders to help fund the amounts loaned LifeSmart. Exclusive of the $200,000 notes, Upland's other current liabilities where only $31,040 which is an improvement from prior quarters. Upland will have to raise additional capital, however, to pay for the notes which funded LifeSmart. Upland is hopeful once the LifeSmart transaction is closed, we will be able to raise the additional funds.

     The Company's only oil field now consist of the Hittle Field. Although, the Hittle Field has reached a point were it does not cost the Company money to run, it does not produce enough revenue to allow the Company to continue to pursue other exploration opportunities or drill further wells on the Hittle Field. Accordingly, the Company will have to seek additional funding if it intends to engage in further drilling efforts. The financial position of the Company create a situation where the only viable means of additional capital is from existing principal shareholders who have not yet committed to provide any funding for the Company. After entering into the agreement with LifeSmart, Upland wrote its oil and gas properties down to $100,000 reflecting the price which the properties could be bought for it GS&C is not spun off.

Results of Operations
---------------------

     For the quarter ended March 31, 2001, Upland reflected the new direction of moving away from oil and gas into the business of LifeSmart. Accordingly, no revenue was shown for ongoing operations and all revenue was reflected under discontinued operations on its financial statements. For the quarter ended March 31, 2001, Upland's oil and gas operations had revenue of $67,223 which was an increase of $34,888 from March 31, 2000. This increase was the result of increased production and higher oil prices. If oil prices remain at the current high prices, revenue should remain fairly constant over the next quarter.

     Expenses for the quarter ended March 31, 2001, increased to $88,969 from $49,646 for the same period in 2000. For the quarter ended March 31, 2001, general and administrative expenses increased to $29,933 from $19,008 for the same period in 2000 as the Company experienced higher accounting and legal cost as it negotiated the LifeSmart transaction and attempted to raise additional capital to help fund the LifeSmart loan. Production expenses also increased substantially to $48,159 from $19,831 for the quarter ended March 31, 2000. This increased corresponded to increased production in the Hittle Field. Even with the increased production, as a percentage of revenue, production expensed increased almost ten percent to 71% of revenue from 61% in the same quarter in 2000. This is partly due to the increased demand for parts, workers and other oil related production expenses. As a result of the overall increase in expenses, the Company had a loss of $21,746, prior to reflecting the discontinued operations. The agreement with LifeSmart has required Upland show an estimated loss of $277,707 loss from its oil and gas properties relating to the write down of the oil and gas properties with an estimated $253,923 loss on disposal of oil and gas operations.

     Future results of operations will depend on the outcome of the LifeSmart acquisition. If the LifeSmart acquisition is closed, future operating results will depend more on LifeSmart's business than on the Company's current
operations.     For the quarter ended March 31, 2001, Upland reflected the new direction of moving away from oil and gas into the business of LifeSmart. Accordingly, no revenue was shown for ongoing operations and all revenue was reflected under discontinued operations on its financial statements. For the quarter ended March 31, 2001, Upland's oil and gas operations had revenue of $67,223 which was an increase of $34,888 from March 31, 2000. This increase was the result of increased production and higher oil prices. If oil prices remain at the current high prices, revenue should remain fairly constant over the next quarter.

     Expenses for the quarter ended March 31, 2001, increased to $88,969 from $49,646 for the same period in 2000. For the quarter ended March 31, 2001, general and administrative expenses increased to $29,933 from $19,008 for the same period in 2000 as the Company experienced higher accounting and legal cost as it negotiated the LifeSmart transaction and attempted to raise additional capital to help fund the LifeSmart loan. Production expenses also increased substantially to $48,159 from $19,831 for the quarter ended March 31, 2000. This increased corresponded to increased production in the Hittle Field. Even with the increased production, as a percentage of revenue, production expensed increased almost ten percent to 71% of revenue from 61% in the same quarter in 2000. This is partly due to the increased demand for parts, workers and other oil related production expenses. As a result of the overall increase in expenses, the Company had a loss of $21,746, prior to reflecting the discontinued operations. The agreement with LifeSmart has required Upland show an estimated loss of $277,707 loss from its oil and gas properties relating to the write down of the oil and gas properties with an estimated $253,923 loss on disposal of oil and gas operations.

     Future results of operations will depend on the outcome of the LifeSmart acquisition. If the LifeSmart acquisition is closed, future operating results will depend more on LifeSmart's business than on the Company's current operations.




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

                                     UPLAND ENERGY CORPORATION


Dated: August 30, 2001                By: /s/
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer