Form 10QSB
period 2001-06-30
UPLAND ENERGY CORP
filed 2001-09-04
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,738,592 shares of its $0.001 par value common stock as of August 31, 2001.

     Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No
[X]

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                          UPLAND ENERGY CORPORATION
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements for the quarter ended June 30, 2001, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    5,569   $   37,684
  Oil revenue receivable                      16,921       14,977
  Loan receivable                             25,000            -
                                         ___________  ___________
          Total Current Assets                47,490       52,661

PROPERTY AND EQUIPMENT, net                    1,395        2,057

OIL AND GAS PROPERTIES, net                  100,000      364,480

OTHER ASSETS:
  Advance to Lifesmart Nutrition, Inc.       818,253            -

                                         ___________  ___________
                                          $  967,138   $  419,198
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $   21,894   $   34,601
  Other accrued liabilities                    6,400        6,400
                                         ___________  ___________
         Total Current Liabilities            28,294       41,001
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    8,738,592 and 4,993,592 shares
    issued and outstanding
    at respectively                            8,739      4,994
  Capital in excess of par value           3,340,485    2,511,869
  Retained deficit                        (2,410,380)  (2,138,666)
                                         ___________  ___________

          Total Stockholders' Equity         938,844      378,197
                                         ___________  ___________
                                          $  967,138   $  419,198
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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the Three       For the Six
                               Months Ended       Months Ended
                                 June 30,           June 30,
                            __________________ ___________________
                               2001     2000     2001      2000
                            ________  ________ _________  ________
REVENUE:                     $     -  $      -  $      -  $      -
                            ________  ________ _________  ________

EXPENSES:                          -         -         -         -
                            ________  ________ _________  ________
LOSS FROM OPERATIONS               -         -         -         -

OTHER EXPENSE:
  Interest expense            (3,856)        -    (5,894)        -
                            ________  ________ _________  ________

(LOSS) BEFORE INCOME TAXES    (3,856)        -    (5,894)        -

CURRENT TAX EXPENSE                -         -         -         -

DEFERRED TAX EXPENSE               -         -         -         -
                            ________  ________ _________  ________
(LOSS) FROM CONTINUING
  OPERATIONS                  (3,856)        -    (5,894)        -
                            ________  ________ _________  ________
DISCONTINUED OPERATIONS:
  Loss from discontinued
    oil and gas operations    (1,509)   (6,975)  (23,255)  (24,286)
  Estimated gain (loss)
    on disposal of oil
    and gas operations        11,038         -  (242,565)        -
                            ________  ________ _________  ________
GAIN (LOSS) FROM DISCONTINUED
  OPERATIONS                   9,849   (6,975)  (265,820)  (24,286)
                            ________  ________ _________  ________
NET (LOSS)                  $  5,993  $(6,975) $(271,714) $(24,286)
                            ________  ________ _________  ________
GAIN (LOSS) PER COMMON
   SHARE:
  Continuing operations     $   (.00) $     -  $    (.00) $      -
  Discontinued operations       (.00)    (.00)      (.01)     (.01)
  Disposal of operations         .00        -       (.04)        -
                            ________  ________ _________  ________
LOSS PER COMMON SHARE       $   (.00) $  (.00) $    (.05) $   (.01)
                            ________  ________ _________  ________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Six
                                               Months Ended
                                                 June 30,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
Cash Flows From Operating Activities:
  Net loss                              $  (271,714)  $   (24,286)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
   Depreciation, depletion and
     amortization                            22,577        17,444
   Estimated loss on disposal of
     oil and gas operations                 242,565             -
   Changes in assets and liabilities:
     (Increase) decrease in oil
     revenue receivable                      (1,944)       14,879
     Increase (decrease) in
       accounts payable                       5,293          (946)
     Decrease in other accrued
       liabilities                                -       (12,500)
                                        ___________   ___________
      Net Cash (Used) by
        Operating Activities                 (3,223)       (5,409)
                                        ___________   ___________
Cash Flows From Investing Activities:
  Purchase of oil and gas properties              -       (50,000)
  Payments for notes receivable             (25,000)            -
  Advances to Lifesmart Nutrition, Inc.    (818,253)            -
                                        ___________   ___________
      Net Cash (Used) by
        Investing Activities               (843,253)      (50,000)
                                        ___________   ___________
Cash Flows From Financing Activities:
  Proceeds from notes payable               200,000             -
  Payments on notes payable                (150,000)            -
  Proceeds from sale of common stock        868,251        50,000
  Stock offering costs                     (103,890)            -
                                        ___________   ___________
      Net Cash Provided by
        Financing Activities                814,361        50,000
                                        ___________   ___________
Net Increase (Decrease) in Cash             (32,115)       (5,409)

Cash at Beginning of Period                  37,684        18,183
                                        ___________   ___________
Cash at End of Period                   $     5,569   $    12,774
                                        ___________   ___________

                                [Continued]
                 UPLAND ENERGY CORPORATION AND SUBSIDIARY
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Increase (Decrease) in Cash

                                [CONTINUED]

                                          For the Six
                                          Months Ended
                                            June 30,
                                    _________________________
                                      2001          2000
                                    ___________   ___________

Supplemental Disclosures of
   Cash Flow Information:
  Cash paid during the period for
  Interest                          $     5,894   $         -
  Income taxes                      $         -   $         -

Supplemental Disclosure of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2001:
     The Company issued 272,000 shares of common stock for debt relief of $68,000, or $.25 per share.

  For the six months ended June 30, 2000:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
  December 31, 2000 audited financial statements. The results or operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

  Stock Offering Costs - Costs related to proposed stock offerings are deferred and are offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The
  Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards.

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

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of:
                                        June 30, December 31,
                                          2001      2000
                                        _________  ________
    Furniture and office equipment       $  6,428  $  6,428
    Less:  accumulated depreciation        (5,033)   (4,371)
                                        _________  ________
         Total                           $  1,395  $  2,057
                                        _________  ________

  Depreciation expense charged to operations was $662 and $324 for the six months ended June 30, 2001 and 2000.

NOTE 3 - OIL AND GAS PROPERTIES

  Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the six months ended June 30, 2001 and 2000, the Company recorded depletion, depreciation and amortization expense of $21,915 and $17,120, respectively.

  The Company's oil and gas leases have terms of three to five years and do not provide for any minimum lease payments. The leases are held by production and are renewable by the Company so long as there is production.

  During March 2001, the Company agreed to pursue a business acquisition [See Note 4] and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, the Company is accounting for its oil and gas operations as a discontinued operation, is reducing the carrying value of its properties to $100,000 and has recorded an estimated loss on disposal of its oil and gas properties of $242,565. During the six months ended June 30, 2001 and 2000 the Company had revenues of $133,161 and $74,757 from oil sales.

NOTE 4 - PROPOSED BUSINESS ACQUISITION

  On March 19, 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. If completed, Lifesmart will be the surviving entity. The closing of the agreement is subject to shareholder approval and other conditions being met and is currently expected to be completed in August of 2001. Final consummation of the proposed reorganization is not guaranteed.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPOSED BUSINESS ACQUISITION - Continued

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

  The agreement also stated that the Company was to raise a minimum of $500,000 in a private offering. All proceeds are to be invested in Lifesmart Nutrition, Inc.

  During the six months ended June 30, 2001, the Company had received $868,251 in proceeds from sale of its common stock and had advanced the $818,253 to Lifesmart Nutrition, Inc. The Company has paid $103,890 in stock offering costs which has been netted with the stock proceeds.

  Loan  receivable  -   On  June  29, 2001, the  Company  loaned  Lifesmart
  Nutrition, Inc. $25,000. The loan bears no interest and is due in sixty days.

NOTE 5 - COMMON STOCK TRANSACTIONS

  Private Placement - In March 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. The agreement stated that the Company would raise a minimum of $500,000 in equity prior to the closing of the agreement. The Company has commenced a private offering of 1,350,000 units. Each unit consists of four shares of common stock at $.25 per share and one warrant to purchase one share of common stock at $.50 per share. At June 30, 2001, the Company had issued 3,673,000 shares of common stock for $868,251 in cash and $50,000 in debt relief, or $.25 per share as part of this private offering. The Company has paid $103,890 in stock offering costs which has been offset against the proceeds.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK TRANSACTIONS - [Continued]

  In February 2001, the Company issued 72,000 shares of common stock for debt relief of $18,000 accrued at December 31, 2000, or $.25 per share.

  In August 2000, the Company issued 94,400 shares of common stock for debt relief from an officer of the Company. Debt relief of $29,500 or $.3125 per share was received.

  During May 2000, the Company issued 400,000 shares of common stock for cash of $50,000, or $.125 per share.

  Warrants - From March through June 2001, the Company issued warrants to purchase 918,250 shares of common stock at $.50 per share as part of a private offering.

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

  At June 30, 2001, the Company had options outstanding to purchase 155,000 shares of common stock at $1.28 per share. No options were exercised, expired, or forfeited during the six months ended June 30, 2001.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the:

                                 For the Three        For the Six
                                  Months Ended        Months Ended
                                    June 30,            June 30,
                               ____________________  ____________________
                                 2001       2000      2001       2000
                               _________  _________  _________  _________
 Net gain (loss) available to
   common shareholders         $   5,993  $  (6,975) $(271,714) $ (24,286)
                               _________  _________  _________  _________
 Weighted average number of
   common shares outstanding   6,544,284  4,532,159  5,795,365  4,499,192
                               _________  _________  _________  _________

  Dilutive earnings per share was not presented, as its effect was anti-dilutive for the periods ended June 30, 2001 and 2000.


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses since its inception and does not have adequate working capital. These factors raises substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2001 and December 31, 2000, the total of all deferred tax assets was approximately
$962,000 and $957,000 and the total of the deferred tax liabilities was approximately $109,000 and $115,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $853,000 and $842,000 as of June 30, 2001 and December 31, 2000, which has been offset against the deferred tax assets. The net increase in the valuation allowance during the periods ended June 30, 2001 and December 31, 2000 amounted to approximately $11,000 and $7,000, respectively.

As of June 30, 2001, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,600,000 that expire in various years through 2021.


NOTE 9 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address. The cost is minimal and had not been recorded as an expense of the Company.

Warrants - The Company received $200,000 in proceeds from notes payable from two shareholders. The two shareholders were granted warrants to each purchase 150,000 shares of common stock at $.50 per share as an incentive.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND AGREEMENTS

Consulting Agreement - During July 2000, the Company entered into a consulting agreement with a stockholder to provide consulting services regarding development of new business opportunities at $3,000 per month. The agreement was terminated on December 31, 2000, at which time the Company had accrued $18,000 in unpaid consulting fees. In February 2001, the Company issued 72,000 shares of common stock to satisfy this debt.

Employment Agreement - During November 1998, the Company entered into an employment agreement with the Company's president. The president serves on a month-to-month basis and receives a salary of $3,000 per month that can be paid in cash or stock at market value.

Operating Agreement - During December 1998, the Company hired Pace Exploration to handle all of the Company's operation and drilling on the Hittle Field. Under the terms of the agreement, Pace Exploration received a twenty percent working interest in the Hittle Field.

NOTE 12 - CONCENTRATION OF CREDIT RISKS

  The Company sells substantially all of its oil production to one purchaser because it is able to negotiate more favorable terms with the purchaser. If the purchaser stopped buying products from the Company, the Company would be forced to contract with other purchasers available in the areas where the oil is produced. The effect of a purchaser pulling out would at least put a temporary downward pressure on prices in the area but it is not currently possible for the Company to estimate how the Company would be affected. Management believes that its oil is a commodity that is readily marketable and that the marketing method it follows is typical of similar companies in the industry.

NOTE 13 - SUBSEQUENT EVENTS

  Proposed Acquisition - On March 19, 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. If completed, Lifesmart will be the surviving entity. The closing of the agreement is subject to various conditions being met and is expected to be completed in 2001. Final consummation of the proposed reorganization is not guaranteed.

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

NOTE 13 - SUBSEQUENT EVENTS

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

     The Company has entered into an agreement and plan or reorganization with Lifesmart Nutrition, Inc., which will result in the Company changing its focus from the oil and gas industry to the nutritional supplement products such as creatine and calcium. Under the terms of the proposed reorganization agreement, Lifesmart's management will assume control over the operations of the Company and the business focus of the Company will become that of Lifesmart. As part of the proposed reorganization, the Company will reverse split its common stock on a 2 to 1 basis reducing its outstanding stock from 78,738,592 to 4,369,296 prior to the reorganization. The Company will issue to the shareholders of Lifesmart 7,897,785 post reverse split shares for all of the issued and outstanding shares of Lifesmart.

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

Liquidity and Capital Resources
---------------------------------------

     At June 30, 2001, Upland had assets of $967,138, which included an advance to LifeSmart of $818,253. The Company had current assets of only $47,490 with current liabilities of $28,294 resulting in working capital of $19,196. Since the reorganization agreement with LifeSmart was entered, all monies raised have been used to fund LifSmart's operation with only ongoing revenue used to support the oil and gas operations.

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

Results of Operations
---------------------

     For the quarter ended June 30, 2001, Upland reflected the new direction of moving away from oil and gas into the business of LifeSmart. Accordingly, no revenue was shown for ongoing operations and all revenue was reflected under discontinued operations on its financial statements. For the quarter ended June 30, 2001, Upland's oil and gas operations had loss of $1,509. This was an improvements over prior quarters as oil prices remained high producing sufficient revenue to pay most cost.

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

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits
           --------


SEC Ref No.     Exhibit No.     Title of Document             Location
-----------     -----------     -----------------             --------
10              10.1            Extension to Reorganization
                                Agreement                     This Filing


     (b)    Reports on From 8-K.
            --------------------

            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UPLAND ENERGY CORPORATION


Dated: September 3, 2001              By: /s/
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer