Form 10QSB/A
period 2001-06-30
UPLAND ENERGY CORP
filed 2001-10-09
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1

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

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $     5,569  $    37,684
  Oil revenue receivable                      16,921       14,977
  Loan receivable                             25,000            -
                                         ___________  ___________
          Total Current Assets                47,490       52,661

PROPERTY AND EQUIPMENT, net                    1,395        2,057

OIL  AND GAS PROPERTIES, net held
  for resale                                 100,000      364,480

OTHER ASSETS:
  Advance to Lifesmart Nutrition, Inc.       818,253            -
                                         ___________  ___________
                                         $   967,138  $   419,198
                                         ___________  ___________

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $    21,894  $    34,601
  Other accrued liabilities                    6,400        6,400
                                         ___________  ___________
         Total Current Liabilities            28,294       41,001
                                         ___________  ___________
STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    8,738,592 and 4,993,592
    shares issued and outstanding
    at 2001 and
    2000,  respectively                        8,739        4,994
  Capital in excess of par value           3,340,485    2,511,869
  Retained deficit                       (2,410,380)  (2,138,666)
                                         ___________  ___________

          Total Stockholders' Equity         938,844      378,197
                                         ___________  ___________
                                         $   967,138  $   419,198
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

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three       For the Six
                                      Months Ended       Months Ended
                                         June 30,           June 30,
                                   __________________  __________________
                                     2001      2000      2001       2000
                                   ________  ________  _________  ________
REVENUE:                           $ 65,938  $ 42,422  $ 133,161  $ 74,757
                                   ________  ________  _________  ________

EXPENSES:
  Cost of production                 32,039    24,059     80,198    43,890
  Depreciation, depletion and
    amortization                     11,401     6,637     22,278    17,444
  Dryhole, and exploration costs          -         -          -         -
  General and administrative costs   24,007    18,701     53,940    37,709
  Loss on impairment of oil and
    gas properties                        -         -    242,565         -
                                   ________  ________  _________  ________
          Total Expenses             67,447    49,397    398,981    99,043
                                   ________  ________  _________  ________
LOSS FROM OPERATIONS                 (1,509)   (6,975)  (265,820)  (24,286)

OTHER EXPENSE:
  Interest expense                   (3,856)        -     (5,894)        -
                                   ________  ________  _________  ________

(LOSS) BEFORE INCOME TAXES           (5,365)   (6,975)  (271,714)  (24,286)

CURRENT TAX EXPENSE                       -         -          -         -

DEFERRED TAX EXPENSE                      -         -          -         -

                                   ________  ________  _________  ________
NET (LOSS)                         $ (5,365) $ (6,975) $(271,714) $(24,286)
                                   ________  ________  _________  ________

LOSS PER COMMON SHARE              $   (.00) $   (.00) $    (.05) $   (.01)
                                   ________  ________  _________  ________




  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Six
                                                          Months Ended
                                                            June 30,
                                                    _________________________
                                                        2001          2000
                                                    ___________   ___________
Cash Flows From Operating Activities:
  Net loss                                          $  (271,714)  $   (24,286)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation, depletion and amortization              22,577        17,444
   Estimated loss on disposal of oil and
    gas operations                                      242,565             -
   Changes in assets and liabilities:
     (Increase) decrease in oil revenue
       receivable                                        (1,944)       14,879
     Increase (decrease) in accounts
       payable                                            5,293          (946)
     Decrease in other accrued liabilities                    -       (12,500)
                                                    ___________   ___________
      Net Cash (Used) by Operating
         Activities                                      (3,223)       (5,409)
                                                    ___________   ___________
Cash Flows From Investing Activities:
  Purchase of oil and gas properties                          -       (50,000)
  Payments for loan receivable                          (25,000)            -
  Advances to Lifesmart Nutrition, Inc.                (818,253)            -
                                                    ___________   ___________
      Net Cash (Used) by Investing Activities          (843,253)      (50,000)
                                                    ___________   ___________
Cash Flows From Financing Activities:
  Proceeds from notes payable                           200,000             -
  Payments on notes payable                            (150,000)            -
  Proceeds from sale of common stock                    868,251        50,000
  Stock offering costs                                 (103,890)            -
                                                    ___________   ___________
      Net Cash Provided by Financing Activities         814,361        50,000
                                                    ___________   ___________
Net Increase (Decrease) in Cash                         (32,115)       (5,409)
Cash at Beginning of Period                              37,684        18,183
                                                    ___________   ___________
Cash at End of Period                               $     5,569   $    12,774
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

     e.Costs of oil and gas properties are periodically assessed for realization in accordance with SFAS 121, and if the carrying value of the properties exceeds the recoverable value the properties are deemed to be impaired and the carrying value of the properties are reduced and a loss is recognized. The recoverable value of assets is the sum of the expected future undiscounted future cash flows.

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

NOTE 2 - PROPOSED BUSINESS ACQUISITION

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

NOTE 2 - PROPOSED BUSINESS ACQUISITION [Continued]

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

  During the six months ended June 30, 2001, the Company raised the minimum private offering through the sale of 3,673,000 common shares and 918,253 warrants to purchase common stock at $.25 per share for $868,251 in cash and the conversion of $50,000 in notes payable. The proceeds net of offering cost of $103,890 were advanced the to Lifesmart Nutrition, Inc.

  Loan receivable - On June 29, 2001, the Company loaned Lifesmart Nutrition, Inc. $25,000. The loan bears no interest and is due in sixty days.

NOTE 3 - IMPAIRMENT LOSS

  During March 2001, the Company agreed to pursue a business acquisition (See Note 2) and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, the Company has reduced the carrying value of its oil and gas properties to $100,000 and recorded a loss on impairment of $242,565 on the oil and gas properties.

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

NOTE 5 - COMMON STOCK TRANSACTIONS

  Private Placement - In March 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. The agreement stated that the Company would raise a minimum of $500,000 in equity prior to the closing of the agreement. The Company has completed a private offering of 918,2501,350,000 units. Each unit consists of four shares of common stock at $.25 per share and one warrant to purchase one share of common stock at $.50 per share. At June 30, 2001, the Company had issued 3,673,000 shares of common stock for $868,251 in cash and
  $50,000 in debt relief, or $.25 per share as part of this private offering. The Company has paid $103,890 in stock offering costs which has been offset against the proceeds.

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

NOTE 6 -LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the:

                                   For the Three          For the Six
                                    Months Ended          Months Ended
                                      June 30,              June 30,
                                 ____________________  ____________________
                                    2001       2000       2001      2000
                                 _________  _________  _________  _________
 Net gain (loss) available to
   common shareholders           $(5,365)  $  (6,975) $(271,714) $ (24,286)
                                 _________  _________  _________  _________
  Weighted average number of
     common shares outstanding   6,544,284  4,532,159  5,795,365  4,499,192
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

  Warrants - The Company received $200,000 in proceeds from notes payable from two shareholders. The two shareholders were granted warrants to each purchase 150,000 shares of common stock at $.50 per share as an incentative.

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

Liquidity and Capital Resources
---------------------------------------



     At June 30, 2001, Upland had assets of $967,138, which included an advance to LifeSmart of $818,253. Upland had current assets of only $47,490 with current liabilities of $28,294 resulting in working capital of $19,196. Since the reorganization agreement with LifeSmart was entered, all monies raised have been used to fund LifeSmart's operation with only ongoing revenue used to support the oil and gas operations.

     Upland's only oil field now consist of the Hittle Field. Although, the Hittle Field has reached a point were it does not cost Upland money to run, it does not produce enough revenue to allow Upland to continue to pursue other exploration opportunities or drill further wells on the Hittle Field.

     Accordingly, Upland will have to seek additional funding if it intends to engage in further drilling efforts. The financial position of Upland creates a situation where the only viable means of additional capital is from existing principal shareholders who have not yet committed to provide any funding for Upland. After entering into the agreement with LifeSmart, Upland wrote its oil and gas properties down to $100,000 reflecting the price which the properties could be bought for if GS&C is not spun off.

Results of Operations
---------------------

     During March 2001, Upland agreed to pursue a business acquisition and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period from the closing of the transaction with LifeSmart, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, Upland has recorded a loss on impairment of $253,923 on the oil and gas properties.

     For the quarter ended June 30, 2001, Upland's oil and gas operations had a loss of $1,509 on revenue of $65,938. For the six months ended June 30, 2001, the loss reflected the loss on impairment of oil and gas properties and resulted in a loss from operations of $265,820. The net loss for the three and six months ended June 30, 2001, was $5,365 and $271,714, respectively. General and administrative expenses increased for the quarter as a result of the need to hire attorneys and accountants to assist in the LifeSmart transaction.

     Future results of operations will depend on the outcome of the LifeSmart acquisition. If the LifeSmart acquisition is closed, future operating results will depend more on LifeSmart's business than on Upland's current operations.

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

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits
           --------


SEC Ref No.     Exhibit No.     Title of Document             Location
-----------     -----------     -----------------             --------
10              10.1            Extension to Reorganization
                                Agreement                     10QSB-
                                                               June 30, 2001


     (b)    Reports on From 8-K.
            --------------------

            None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UPLAND ENERGY CORPORATION


Dated: October 8, 2001              By: /s/
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer