Form 10QSB/A
period 2001-03-31
UPLAND ENERGY CORP
filed 2001-10-11
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 2

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

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
REVENUE:
 Oil sales                               $   67,223    $   32,335
                                        ___________   ___________
          Total Revenue                      67,223        32,335
                                        ___________   ___________

EXPENSES:
  Production expense                         48,159        19,831
  Depreciation, depletion and
    amortization                             10,877        10,807
  General and administrative costs           29,933        19,008
  Loss on impairment                        253,923             -
                                        ___________   ___________
          Total Expenses                    342,892        49,646
                                        ___________   ___________
LOSS FROM OPERATING ACTIVITIES             (275,669)      (17,311)

OTHER EXPENSE:
  Interest expense                           (2,038)            -
                                        ___________   ___________
LOSS BEFORE INCOME TAXES                   (277,707)      (17,311)

CURRENT TAX EXPENSE                               -             -

DEFERRED TAX EXPENSE                              -             -
                                        ___________   ___________
NET LOSS                                 $ (277,707)   $  (17,311)
                                        ___________   ___________

LOSS PER COMMON SHARE                    $     (.06)   $     (.00)
                                        ___________   ___________





  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                       Net Increase (Decrease) in Cash

                                                      For the Three
                                                       Months Ended
                                                        March 31,
                                                _________________________
                                                    2001          2000
                                                ___________   ___________
Cash Flows From Operating Activities:
  Net loss                                      $  (277,707)  $   (17,311)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
   Depreciation, depletion and amortization          10,877        10,807
   Estimated loss on impairment                     253,923             -
   Non-cash expenses                                      -             -
Changes in assets and liabilities:
     Decrease in oil revenue receivable              (2,539)       14,879
     (Decrease) in accounts payable                   6,001          (946)
     Increase  in other accrued liabilities           2,038             -
                                                ___________   ___________
      Net Cash Provided (Used) by
        Operating Activities                         (7,407)        7,429
                                                ___________   ___________
Cash Flows From Investing Activities:
   Increase in other assets                        (225,000)            -
                                                ___________   ___________
      Net Cash (Used) by Investing
        Activities                                 (225,000)            -
                                                ___________   ___________
Cash Flows From Financing Activities:
  Proceeds from notes payable                       200,000             -
  Proceeds from sale of common stock                 25,000             -
                                                ___________   ___________
      Net Cash Provided by Financing
        Activities                                  225,000             -
                                                ___________   ___________
Net Increase (Decrease) in Cash                      (7,407)        7,429

Cash at Beginning of Period                          37,684        18,183
                                                ___________   ___________
Cash at End of Period                           $    30,277   $    25,612
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

  The agreement also stated that the Company was to raise a minimum of $500,000 in a private offering. Net proceeds are to be invested in Lifesmart Nutrition, Inc.

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

                  UPLAND ENERGY CORPORATION AND SUBSIDIARY

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOSS ON IMPAIRMENT

  During March 2001, the Company agreed to pursue a business acquisition (See Note 2) and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, the Company has reduced the carrying value of its oil and gas properties to $100,000 and recorded a loss on impairment of $253,923 on the oil and gas properties.

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

  During March 2001, the Company has reduced the carrying value of its oil and gas properties to $100,000 and recorded a loss on impairment of $253,923 on the oil and gas properties [See Note 3].

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

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000:

                                          2001       2000
                                       _________  _________
  Income (loss) from continuing
     operations available
     to common stockholders
     used in earnings (loss)
     per share (Numerator)             $(277,707) $  17,311
                                       _________  _________
  Weighted average number of
     common shares used in
     earnings (loss) per share
     outstanding during the
     period                            5,006,925  4,499,192
       (Denominator)
                                       _________  _________

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

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

  The previously issued March 31, 2001 financial statements have been restated to reflect an impairment write down of the Company's oil and gas properties [See Note 3]. The net effect of this adjustment is to increase the loss from operations by $253,923.

NOTE 15 - SUBSEQUENT EVENTS

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

  Private Stock Offering - Subsequent to March 31, 2001 the Company issued 3,673,000 common shares and 918,250 warrants to purchase common shares at $.50 per share for gross proceeds of $868,250 and conversion of a $50,000 of notes payable under a completed private stock offering. Offering costs in connection with the private offering amounted to $103,890. The proceeds were used to repay notes payable of 150,000 and the $664,360 remainder was advanced to Lifesmart Nutrition, Inc. These advanced satisfied the conditions under the merger to raise a minimum of $500,000.

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

     For the quarter ended March 31, 2001, Upland's oil and gas operations had a loss of $277,707 on revenue of $67,223. The loss reflected the loss on impairment of oil and gas properties which was recorded as $253,923. Without including the loss on impairment of oil gas operations, Upland would have lost only $23,784. Part of the loss is the result of higher general and administrative expenses which increased $10,925 over the 2000 quarter as a result of the need to hire attorneys and accountants to assist in the LifeSmart transaction. Production cost also increased as a percentage of revenue from the March 2000 quarter as oil prices decreased slightly per barrel.

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

                                     UPLAND ENERGY CORPORATION


Dated: October 10, 2001               By: /s/
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer