Form 10QSB/A
period 2001-03-31
UPLAND ENERGY CORP
filed 2001-10-31
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 3

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   30,277   $   37,684
  Oil revenue receivable                      17,516       14,977
                                         ___________  ___________
          Total Current Assets                47,793       52,661

PROPERTY AND EQUIPMENT, net                    1,737        2,057

OIL AND GAS PROPERTIES, net held for sale    100,000      364,480

OTHER ASSETS:
  Advance to Lifesmart Nutrition, Inc.       225,000            -
                                         ___________  ___________
                                          $  374,530   $  419,198
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $   22,602   $   34,601
  Notes payable                              200,000            -
  Other accrued liabilities                    8,438        6,400
                                         ___________  ___________
         Total Current Liabilities           231,040       41,001
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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
REVENUE:
 Oil sales                               $   67,223    $   32,335
                                        ___________   ___________
          Total Revenue                      67,223        32,335
                                        ___________   ___________

EXPENSES:
  Production expense                         48,159        19,831
  Depreciation, depletion and
    amortization                             10,877        10,807
  General and administrative costs           29,933        19,008
  Loss on impairment of oil
    and gas properties                      253,923             -
                                        ___________   ___________
          Total Expenses                    342,892        49,646
                                        ___________   ___________
LOSS FROM OPERATING ACTIVITIES             (275,669)      (17,311)

OTHER EXPENSE:
  Interest expense                           (2,038)            -
                                        ___________   ___________
LOSS BEFORE INCOME TAXES                   (277,707)      (17,311)

CURRENT TAX EXPENSE                               -             -

DEFERRED TAX EXPENSE                              -             -
                                        ___________   ___________
NET LOSS                                 $ (277,707)   $  (17,311)
                                        ___________   ___________

LOSS PER COMMON SHARE                    $     (.06)   $     (.00)
                                        ___________   ___________






 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                      Net Increase (Decrease) in Cash

                                              For the Three
                                               Months Ended
                                                March 31,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
Cash Flows From Operating Activities:
  Net loss                               $ (277,707)    $ (17,311)
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
    Depreciation, depletion and amort-
     ization                                 10,877        10,807
    Estimated loss on impairment            253,923             -
    Non-cash expenses                             -             -
Changes in assets and liabilities:
     Decrease in oil revenue receivable      (2,539)       14,879
     (Decrease) in accounts payable           6,001          (946)
     Increase in other accrued
      liabilities                             2,038             -
                                        ___________   ___________
      Net Cash Provided (Used) by
       Operating Activities                  (7,407)        7,429
                                        ___________   ___________
Cash Flows From Investing Activities:
   Increase in other assets                (225,000)            -
                                        ___________   ___________
      Net Cash (Used) by Investing
       Activities                          (225,000)            -
                                        ___________   ___________
Cash Flows From Financing Activities:
  Proceeds from notes payable               200,000             -
  Proceeds from sale of common stock         25,000             -
                                        ___________   ___________
      Net Cash Provided by Financing
       Activities                           225,000             -
                                        ___________   ___________
Net Increase (Decrease) in Cash              (7,407)        7,429

Cash at Beginning of Period                  37,684        18,183
                                        ___________   ___________
Cash at End of Period                    $   30,277    $   25,612
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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     e. Costs of oil and gas properties are periodically assessed for realization in accordance with SFAS 121, and if the carrying value of the properties exceeds the recoverable value the properties are deemed to be impaired and the carrying value of the properties are reduced and a loss is recognized. The recoverable value of assets is the sum of the expected future undiscounted future cash flows.

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

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000:

                                                  2001          2000
                                              ____________  ____________
  Income (loss) from continuing operations
    available to common stockholders used
    in earnings (loss) per share (Numerator)   $  (277,707)  $    17,311
                                              ____________  ____________
  Weighted average number of common shares
    used in earnings (loss) per share out-
    standing during the period (Denominator)     5,006,925     4,499,192
                                              ____________  ____________

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

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

  The Company previously issued March 31, 2001 financial statements which have been restated to reflect an impairment write down of the Company's oil and gas properties from $353,923 to $100,000. [See Note 3]. The
  following   schedule  provides  disclosure  of  the   effects   of   the
  restatement.

                                  March 31,
                                   2001 as      March 31,
                                 previously      2001 as
                                  reported      corrected      Change
                                ____________  ____________  ____________

   Net (Loss) available to
      common shareholders        $   (23,784)  $  (277,707)  $  (253,923)
                                ____________  ____________  ____________

   Loss per common share         $      (.00)  $      (.06)  $      (.06)
                                ____________  ____________  ____________

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

NOTE 15 - SUBSEQUENT EVENTS [Continued]

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

                                     UPLAND ENERGY CORPORATION


Dated: October 30, 2001               By:
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer