Form 10QSB
period 2001-09-30
UPLAND ENERGY CORP
filed 2001-11-09
CIK 920273

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,738,592 shares of its $0.001 par value common stock as of November 5, 2001.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                [Unaudited]

                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    2,798   $   37,684
  Oil revenue receivable                      14,500       14,977
  Loan receivable                             25,000            -
                                         ___________  ___________
          Total Current Assets                42,298       52,661

PROPERTY AND EQUIPMENT, net                    1,223        2,057

OIL AND GAS PROPERTIES, net held
  for sale                                   100,000      364,480

OTHER ASSETS:
  Advances to Lifesmart Nutrition, Inc.      818,253            -
                                         ___________  ___________
                                          $  961,774   $  419,198
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            23,795       34,601
  Other accrued liabilities                    6,400        6,400
                                         ___________  ___________
         Total Current Liabilities            30,195       41,001
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    8,738,592 and 4,993,592 shares
    issued and outstanding at
    respectively                               8,739        4,994
  Capital in excess of par value           3,340,485    2,511,809
  Retained deficit                        (2,417,645)  (2,138,666)
                                         ___________  ___________
          Total Stockholders' Equity         931,579      378,197
                                         ___________  ___________
                                          $  961,774   $  419,198
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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                [Unaudited]

                              For the Three      For the Nine
                                 Months             Months
                                  Ended              Ended
                              September 30,      September 30,
                            __________________  __________________
                               2001     2000      2001      2000
                            ________  ________  ________  ________
REVENUE:
 Oil sales                  $ 50,865  $ 38,753  $184,026  $113,510
                            ________  ________  ________  ________
        Total Revenue         50,865    38,753   184,026   113,510
                            ________  ________  ________  ________

EXPENSES:
  Production expense          29,945    13,584   110,143    57,474
  Depreciation, depletion
    and amortization             471     3,521    22,749    20,965
  General and administrative
    costs                     27,714    11,250    81,654    48,959
  Loss on impairment of
    oil and gas properties         -         -   242,565         -
                            ________  ________  ________  ________
     Total Expenses           58,130    28,355   457,111   127,398
                            ________  ________  ________  ________
INCOME (LOSS) FROM
 OPERATIONS                   (7,265)   10,398  (273,085)  (13,888)

OTHER INCOME (EXPENSE):
  Interest (expense)               -         -    (5,894)        -
                            ________  ________  ________  ________
     Total Other Income
      (Expense)                    -    10,398    (5,894)        -
                            ________  ________  ________  ________

INCOME (LOSS) BEFORE
  INCOME TAXES                (7,265)   10,398  (278,979)  (13,888)

CURRENT TAX EXPENSE                -         -         -         -

DEFERRED TAX EXPENSE               -         -         -         -
                            ________  ________  ________  ________
NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS    $ (7,265) $ 10,398 $(278,979) $(13,888)
                            ________  ________  ________  ________
INCOME (LOSS) PER COMMON
  SHARE                     $   (.00) $    .00 $    (.04) $   (.00)
                            ________  ________  ________  ________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                               For the Nine
                                               Months Ended
                                              September 30,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
Cash Flows From Operating Activities:
  Net loss                               $(278,979)    $ (13,888)
                                        ___________   ___________
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
    Depreciation, depletion and
     amortization                           22,749        20,965
    Loss on impairment of oil
     and gas properties                    242,565             -
    Change in assets and liabilities:
      Decrease in oil revenue receivable       477        14,879
      (Decrease) in accounts payable         7,194           681
                                        ___________   ___________
      Net Cash (Used) by Operating
       Activities                           (5,994)       22,637
                                        ___________   ___________
Cash Flows From Investing Activities:
  Purchase of oil and gas properties             -       (50,000)
  Advances to Lifesmart Nutrition, Inc.   (818,253)            -
  Payments for notes receivable            (25,000)            -
                                        ___________   ___________
      Net Cash (Used) by Investing
       Activities                         (843,253)      (50,000)
                                        ___________   ___________
Cash Flows From Financing Activities:
  Proceeds from notes payable - related
   parties                                 200,000             -
  Payments of note payable                (150,000)      (12,500)
  Proceeds from sale of common stock       868,251        50,000
  Stock offering costs                    (103,890)            -
                                        ___________   ___________
      Net Cash Provided by Financing
       Activities                          814,361        37,500
                                        ___________   ___________
Net Increase (Decrease) in Cash            (34,886)       10,137

Cash at Beginning of Period                 37,684        18,183
                                        ___________   ___________
Cash at End of Period                    $   2,798     $  28,320
                                        ___________   ___________

                                [Continued]

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [Unaudited]

                                [CONTINUED]
                                               For the Nine
                                               Months Ended
                                              September 30,
                                        _________________________
                                            2001          2000
                                        ___________   ___________
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the nine month
   period ended September 30,

  Interest                              $    5,894    $        -
  Income taxes                          $        -    $        -

Supplemental Disclosure of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2001:
     The Company issued 272,000 shares of common stock for debt relief of $68,000, or $.25 per share.

  For the nine months ended September 30, 2000:
     The Company issued 94,080 shares of common stock for debt relief in the amount of $29,500 or $.3125 per share.




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
  December 31, 2000 audited financial statements. The results or operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

    e. Costs of oil and gas properties are periodically assessed for real-ization in accordance with SFAS 121, and if the carrying value of the properties exceeds the recoverable value the properties are deemed to be impaired and the carrying value of the properties are reduced and a loss is recognized. The recoverable value of assets is the sum of the expected future undiscounted future cash flows.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPOSED BUSINESS ACQUISITION

  On March 19, 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. If completed, Lifesmart will be the surviving entity. The closing of the agreement is subject to shareholder approval and other conditions being met and is currently expected to be completed in October of 2001. Final consummation of the proposed reorganization is not guaranteed.

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

  During the nine months ended September 30, 2001, the Company raised the minimum private offering through the sale of 3,673,000 common shares and 918,253 warrants to purchase common stock at $.25 per share for $868,251 in cash and the conversion of $50,000 in notes payable. The proceeds, net of offering cost of $103,890, were advanced the to Lifesmart Nutrition, Inc.

  Loan receivable - On June 29, 2001, the Company loaned Lifesmart Nutrition, Inc. $25,000. The loan bears no interest and is due in sixty days. The loan receivable is currently in default. Management expects to receive the balance due upon the completion of the merger with Lifesmart Nutrition, Inc.

NOTE 3 - IMPAIRMENT LOSS

  During March 2001, the Company agreed to pursue a business acquisition [See Note 2] and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, the Company has reduced the carrying value of its oil and gas properties to $100,000 and recorded a loss on impairment of $242,565 on the oil and gas properties.

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OIL AND GAS PROPERTIES

  Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the nine months ended September 30, 2001 and 2000, the Company recorded depletion, depreciation and amortization expense of $21,915 and $20,477, respectively.

  The Company's oil and gas leases have terms of three to five years and do not provide for any minimum lease payments. The leases are held by production and are renewable by the Company so long as there is production.

NOTE 5 - COMMON STOCK TRANSACTIONS

  Private Placement - In March 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. The agreement stated that the Company would raise a minimum of $500,000 in equity prior to the closing of the agreement. The Company has completed a private offering of 918,250 units. Each unit consists of four shares of common stock at $.25 per share and one warrant to purchase one share of common stock at $.50 per share. At September 30, 2001, the Company had issued 3,673,000 shares of common stock for $868,251 in cash and $50,000 in debt relief, or $.25 per share as part of this private offering. The Company has paid $103,890 in stock offering costs which has been offset against the proceeds.

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

  At September 30, 2001, the Company had options outstanding to purchase 155,000 shares of common stock at $1.28 per share. No options were exercised, expired, or forfeited during the nine months ended September 30, 2001.

NOTE 6 -LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the:

                              For the Three       For the Nine
                               Months Ended        Months Ended
                              September 30,       September 30,
                            __________________  __________________
                               2001     2000       2001     2000
                            ________  ________  ________  ________
 Net income (loss) available
  to common shareholders    $ (7,265) $ 10,398 $(278,979) $(13,888)
                            ________  ________  ________  ________
 Weighted average number of
  common shares outstand-
  ing                      8,738,592 4,946,232 6,787,222 3,562,192
                            ________  ________  ________  ________

  Dilutive earnings per share was not presented, as its effect was anti-dilutive for the periods ended September 30, 2001 and 2000.

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

                 UPLAND ENERGY CORPORATION AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2001 and December 31, 2000, the total of all deferred tax assets was approximately $964,000 and $957,000 and the total of the deferred tax liabilities was approximately $111,000 and $115,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the
  effects  of  which  cannot  presently  be  determined.   Because  of  the
  uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $855,000 and $842,000 as of September 30, 2001 and December 31, 2000, which has been offset against the deferred tax assets. The net increase in the valuation  allowance  during the periods ended  September  30,  2001  and
  December   31,  2000  amounted  to  approximately  $13,000  and   $7,000,
  respectively.

  As of September 30, 2001, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,600,000 that expire in various years through 2021.

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

Liquidity and Capital Resources
--------------------------------

     At September 30, 2001, Upland had assets of $961,774, which included an advance to LifeSmart of $818,253. Upland had current assets of only $42,298 with current liabilities of $30,195 resulting in working capital of $12,103. Since the reorganization agreement with LifeSmart was entered, all monies raised have been used to fund LifeSmart's operation with only ongoing revenue used to support the oil and gas operations.

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


Results of Operations
---------------------

     During March 2001, Upland agreed to pursue a business acquisition and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period from the closing of the transaction with LifeSmart, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, Upland has recorded a loss on impairment of $242,565 on the oil and gas properties.

     For the quarter ended September 30, 2001, Upland's oil and gas operations had a loss of $7,265 on revenue of $50,865. For the nine months ended September 30, 2001, the loss reflected the loss on impairment of oil and gas properties and resulted in a loss from operations of $273,085. The net loss for the three and nine months ended September 30, 2001, was $7,265 and $278,979, respectively. General and administrative expenses increased for the quarter as a result of the need to hire attorneys and accountants to assist in the LifeSmart transaction.

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

                                   UPLAND ENERGY CORPORATION


Dated: November 6, 2001            By:         /s/
                                      ------------------------------------
                                      Lee Jackson, President and Principal
                                      Accounting and Chief Financial Officer