Form 10KSB
period 2001-12-31
LIFESMART NUTRITION TECHNOLOGIES INC
filed 2002-04-01
CIK 920273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

      For the fiscal year ended       December 31, 2001
                                ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to ______

           Commission File Number  0-22497

              LifeSmart Nutrition Technologies, Inc.
         ------------------------------------------------
        (Exact name of registrant as specified in charter)

        Utah                                     87-0430780
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

        8 East Broadway, Suite 200
        Salt Lake City, Utah                     84111
------------------------------------------   -----------------------
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code (801) 596-3222
                                               --------------

Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
-------------------       ------------------------------------------
Securities registered pursuant to section 12(g) of the Act:

                  Common Stock, par value $0.001
                 -------------------------------
                             (Title of class)

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

      State issuer's revenues for its most recent fiscal year:  $215,483

      State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Based on the average of the bid price ($0.65 per share) and the asked price ($0.69) for the Company's Common Stock on March 29,

2002, of $0.67 per share, and an estimated 8,560,380 shares held by nonaffiliates, the market value of shares held by nonaffiliates would be approximately $5,735,455.

      As of March 27, 2002, the Registrant had approximately 12,448,571 shares of common stock issued and outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

      This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. In particular, the potential revenues and anticipated future operations of the Company involve "forward looking statements." Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION
------------------------

      LifeSmart Nutrition Technologies, Inc., a Utah corporation ("LifeSmart" or the "Company") was originally organized in Utah on January 30, 1986, under the name Upland Investment Corporation, to engage in the acquisition and/or development of assets, properties or businesses of any kind. The Company remained inactive other than raising some capital through the sale of its shares of Common Stock until 1991.

      In November 1993, the Company acquired G.S. & C., Inc., a Nevada corporation ("GSC") in a stock for stock transaction. GSC was organized under the laws of Nevada on September 1, 1993. In connection with the transaction, the name of the Company was changed from Upland Investment Corporation to Upland Energy Corporation to better reflect the Company's business activities at that time. For financial statement purposes, the acquisition of GSC was accounted for as a "reverse acquisition" as if GSC had acquired the Company.

     The Company has been engaged in the business of exploring for and developing oil and gas reserves. GSC sold certain oil and gas assets in August 1999, and the Company's focus has been on its oil and gas operations in the Hittle field in central Kansas.

      In March 2001, the Company entered into an Agreement and Plan of Reorganization to acquire LifeSmart Nutrition, Inc., a Utah corporation, engaged in the development and sale of nutraceutical products. The acquisition of LifeSmart Nutrition, Inc. was consummated on February 15, 2002.

In connection with the acquisition of LifeSmart Nutrition, Inc., the following occurred: (a) the Company amended its Articles of Incorporation to change its name to LifeSmart Nutrition Technologies, Inc. to better reflect the Company's present primary business activities and to add 10,000,000 shares of preferred stock to the Company's authorized capitalization; (b) the Company's common stock was reverse split on a 1 for 2 share basis; (c) the former officers and directors of the Company resigned, and Richard W. Hellyer, Darald A. Donnell and Darren J. Lopez (the directors of LifeSmart Nutrition, Inc.) were elected directors of the Company; (d) shares of LifeSmart Nutrition, Inc. common stock were converted to shares of the Company's common stock on the basis of seven-tenths of one (0.7) share of the Company's common stock for one (1) share of LifeSmart Nutrition, Inc. common stock, with the result that approximately 8,050,000 reverse split shares of the Company's common stock were issued to the former shareholders of LifeSmart Nutrition, Inc. As a result of the acquisition, LifeSmart Nutrition, Inc. is now a wholly-owned subsidiary of the Company.

      The Company now intends to focus its efforts on the nutraceutical business of LifeSmart Nutrition, Inc. However, since the acquisition of LifeSmart Nutrition, Inc. did not occur until February 15, 2002, the business of the Company during the year ended December 31, 2001 (the time period covered by this report) and the financial statements included herein, are based on the oil and gas operations of the Company, prior to the acquisition of LifeSmart Nutrition, Inc.

                      OIL AND GAS OPERATIONS

      The Company's oil and gas operations are all conducted through the Company's wholly-owned subsidiary, GSC.

      The Company's oil and gas properties are in central Kansas and are located on the Hittle Field. The Hittle Field originally consisted of approximately 560 acres and was acquired for $6,000 in cash and a 15.6% royalty interest in the leases. In the first quarter of 1997, the Company expanded its lease holdings on the Hittle Field through the acquisition of an additional 880 acres at a cost of $3,800 with a 16.01% royalty interest remaining with the lessors.

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

GSC Spin Off/Sale
-----------------

     As a negotiated term of the LifeSmart Nutrition, Inc. acquisition agreement, the Company agreed to either spin off its oil and gas operations to its shareholders or sell its oil and gas operations. Under the terms of the acquisition agreement, all of the Company's oil and gas operations will be transferred to GSC. The Company intends to prepare the necessary documentation and SEC filings, including filing a registration statement with the Securities and Exchange Commission, to spin off GSC to the Company's shareholders. The spin off will not be on a pro rata basis. Instead, the former Upland Energy Corporation shareholders of record as of February 14, 2002 will receive one share of GSC common stock for every ten shares of Upland Energy Corporation they then held. The ratio will be based on pre-consolidation or reverse split share levels for the former Upland Energy Corporation shareholders. Accordingly, the former Upland Energy Corporation shareholders will receive approximately 873,859 shares of GSC common stock. Every former LifeSmart Nutrition, Inc. shareholder of record on February 14, 2002 will receive one tenth of one (0.1) share of GSC common stock for every one share of the Company's common stock held by such shareholders immediately after the acquisition of LifeSmart. The former LifeSmart Nutrition, Inc. shareholders' ratio will be based on shares of the Company's common stock immediately following the acquisition of LifeSmart Technologies, Inc., so that the former LifeSmart Nutrition, Inc. shareholders will receive an aggregate of approximately 78,977 shares of GSC common stock. No fractional shares of GSC common stock will be issued. Instead shares will be rounded up to the nearest whole share.

     If the Company is unable to complete the spin off of GSC by February 15, 2003, Lee Jackson and Maven Properties, LLC have an option to purchase GSC from the Company for one hundred thousand dollars ($100,000). Mr. Jackson and Maven Properties, LLC are not required to purchase GSC but only have an option to purchase. The spin off plan and option were entered into to provide a mechanism to help dispose of the Company's oil and gas properties which LifeSmart Nutrition, Inc.'s management did not want to run after the acquisition. The oil and gas properties had not proven profitable in the past and the LifeSmart Nutrition, Inc. management does not want the oil and gas operations to be a drain on its business and management's time.

                      NUTRACEUTICAL BUSINESS

Introduction
------------

      The Company conducts all of its nutraceutical business through its wholly-owned subsidiary, LifeSmart Nutrition, Inc. which it acquired February 15, 2002.

      LifeSmart Nutrition, Inc. ("LifeSmart") was formed as a Utah corporation in 1997 to compete in the rapidly growing $86 billion nutraceutical industry (Smith, E. 1998). Its corporate office is located in Salt Lake City, Utah. It currently has 12 employees, and plans to keep the employee count at or below 20, as long as its manufacturing is outsourced. LifeSmart is a product driven organization with emphasis on superior sales and merchandising as well as world class research and development. LifeSmart's mission is to manufacture and market innovative nutritional products that taste great. LifeSmart plans to take its products to market either through the LifeSmart brand, private label, controlled label, and/or licensing agreements. LifeSmart is already using its expertise to make custom formulas for key private label accounts and is in the process of doing an all-natural product line under a controlled label for a key account. LifeSmart intends to remain a product and consumer driven company with continued emphasis on sales/marketing and R&D.

      From 1997 to 2000 LifeSmart has been rigorously developing and testing different product concepts and nutraceutical delivery methods. Through these efforts, LifeSmart has successfully developed a core line of specialty nutritional supplements that utilize a unique candy-like soft chewable delivery system. These products combine great taste, convenience and superior nutrition in a format that both children and adults enjoy.

      LifeSmart's supplements are in a soft chewable format, similar to a Kraft caramel, but nutrient enhanced. LifeSmart has developed a proprietary manufacturing process for the chews and has filed patent applications relating to several of its products. Through this process, a high dosage of nutrients such as calcium, creatine or vitamins can be effectively placed into a 5.8 to
8.6 gram soft chew. Nutrients in the chews are in a highly micronized, small particle size, which provides for better absorption into the bloodstream. It also protects the nutrients from being damaged or degraded in the manufacturing process.

      LifeSmart began marketing its first two nutritional soft chews in the second half of 2000; a calcium chew and a creatine chew. During 2001, LifeSmart introduced many additional nutrient enhanced chews including vitamins and joint chews for arthritis related problems. The company has also developed soft, great tasting, candy-like products that are designed to help dieters lose weight. During fiscal 2002, LifeSmart plans to aggressively market its existing product line. The company will also continue to introduce additional products in the future, along several nutritional lines, based on consumer demand.

Industry Overview
-----------------

      As of 1996, the nutraceutical market was $86 billion and it is estimated to have the potential to be a $250 billion market in the near future (Smith, E. 1998). Nutraceutical is a word that was coined to describe products that range from dietary supplements to genetically engineered "designer" foods that are nutritionally enhanced.

      Adding to the increase in nutraceutical sales is the aging "Baby Boomer" generation which has become increasingly health conscious over the last decade, and is looking for alternatives to traditional medicine to assist them nutritionally in preventing disease and enhancing their lifestyles. It is the company's opinion that this trend combined with the typical American's frenetic lifestyle and the demand for healthy snacks, meal substitutes, nutritional candies and other products will cause demand for nutraceutical products to continue to grow rapidly.

      Another reason nutraceutical sales have boomed is that people have experienced the significant, positive effects that many nutraceuticals provide. An example of this is St. John's Wart, which is considered by many to be an effective alternative to the drug Prozac.

      Some examples of increases in the nutraceutical market include: meal replacement bar sales, which topped $206 million in 1999; a 567% increase since 1995 (Drug Store News February, 2000); the current ready-to-drink nutritional beverage category, including dieting aids; and the creatine market, which has skyrocketed from $100 million to $400 million worldwide (Judson, I. et al, 1998 and Gugliotta, G., 2000). These products, which were once confined to lonely specialty retail outposts, are slowly migrating to supermarkets and mass-volume retailers.

      Though the nutraceutical arena is blossoming, the barriers to entry remain high. These barriers include: the amount of money needed to develop high-quality products and brand awareness; the difficulty of achieving private label deals (there is only a small group of contacts controlling this industry); the competition for brokers' time and commitment to individual product lines; the fight for shelving and SKU space; and the difficulty in finding and negotiating acceptable deals with co-packers, etc.

It is extremely difficult to innovate products that consumers want and demand, in a format they find acceptable, and at a price they are willing to pay. Historically, the average cost to develop an acceptable product has been $5 million to $10 million (Smith, E. 1998). LifeSmart however, using the expertise of Dr. Warnecke and others, has been able to develop its products for far less. Among other things, this demonstrates the unique value of LifeSmart's industry experience. LifeSmart believes the only obstacle it needs to overcome in entering the large nutraceutical marketplace is proper funding. LifeSmart has transcended the other barriers with its great product quality and mix, its marketing contacts, and its history of setting up broker networks.

Products
--------

      Below is a summary of LifeSmart's current nutraceutical line. All the products, except methoxy, are offered in different formats (size, flavor, and texture variations) for select private label and key accounts.

      Calcium. Each calcium chew contains 500 mg of calcium along with 100 IU of vitamin D and 40 mcg of vitamin K in a 5.8 gram chew. LifeSmart markets the calcium chew both as a branded product as well as private label.
Currently in the U.S., we spend approximately $362 million annually on calcium. The recent growth in this segment is largely due to the emergence of soft chews (Scalise, A. 2000). LifeSmart currently provides private label, soft calcium chews for several national retailers, including GNC. Marsh's and Gourmet Awards currently carry the LifeSmart branded product.

      Joint Chew. LifeSmart currently has developed a soft joint chew it plans to market to the almost 43 million Americans who suffer from arthritis, and who take a variety of substances for relief (Arthritis Foundation 2001). Each joint chew typically contains 500 mg of glucosamine and 400 mg of chondroitin. Some select private label formulas, and LifeSmart's branded formula also contain MSM. Glucosamine and chondroitin have been proven in a recent Lancet survey to reduce and possibly reverse the effects of osteoarthritis. Currently LifeSmart provides this private label product for two key accounts; GNC and Pharmanutrients. The company is also negotiating to private label the chews for Leiner and K-Max. Each account will have a different format and mix of joint substances (glucosamine/chondroitin/MSM) as well as different flavor profiles. LifeSmart also is actively marketing the LifeSmart branded joint product to several major retailers. The company received its first purchase orders for its branded joint product in January 2002, to be shipped to Osco/Savon and Marsh's grocery stores. Other retailers such as A&P and Eckerd have shown strong interest in the joint chew.

      Creatine. Each creatine chew contains 1 gram of creatine in an 8.6 gram soft chew. Creatine promotes muscle recovery, cell volumizing, short term energy, and helps the body utilize protein more efficiently. Creatine is a very effective supplement, and is referred by many people as the instant gratification supplement. LifeSmart believes that its soft chew delivery system makes creatine even more effective with less dosage. There are several consumers that the company is targeting with this product, including the hardcore athlete (LifeSmart sponsors Carroll Moon, a world record holder for his weight class in the bench press); the weekend warrior who wants to increase athletic performance; and anyone who wants to maximize the benefits from the weight room, and preserve lean muscle tissue. To protect the uniqueness of this product, LifeSmart has filed a 44 claim patent application, which it believes will be granted, thereby blocking competitors from using this effective creatine delivery system. The market for creatine has reached $400 million worldwide (Gugliotta, G.2000). With the unique advantages of its creatine chew, its patent pending status, and LifeSmart's overall lead over other companies, LifeSmart believes that it may be able to capture at least 10% of the market within the next two to three years. The company currently sells its branded creatine through GNC, Kroger and Osco/Savon locations.

      Vitamin C. LifeSmart has several different formulas for Vitamin C, including a kid's formula and an adult version ranging from 250 mg to 500 mg. Linus Pauling was behind much of the Vitamin C research and found that it was a powerful antioxidant and very useful in strengthening the immune system. Currently, LifeSmart is providing Vitamin C under private label arrangements to GNC and Pharmanutrients. GNC currently is shipping a Kids version and an Adult Version. Initial sale numbers have shown this product has been very well received in the GNC locations. Pharmanutrients initial feedback from sales has also been very promising. LifeSmart has also received a verbal commitment from K-Max and NBTY for private label shipments of Vitamin C. LifeSmart management feels that the Vitamin C products they currently produce will see very strong demand for many years to come.

      Weight Loss Soft Chew. Currently LifeSmart has produced and shipped two different private label weight loss soft chews to a company by the name of EOLA. These soft chews are proprietary formulas of EOLA that the company developed into its unique soft chew delivery system, to improve taste, consumer appeal, and effectiveness. The company began shipping this product in January, and the response was so positive that EOLA increased their follow-up orders by 75% over what was originally anticipated. With obesity trends continuing to increase, it is the company's opinion that the demand for this type of product should continue to grow substantially. LifeSmart is also in the process of filing a patent to protect this technology.

      Fiber Bar/Citrus Auranthium. LifeSmart has designed a unique high fiber bar that contains 5 grams of fiber and 600 mg of citrus auranthium (a diet aid). Initial taste tests have met with incredible results; most people feel this bar tastes exactly like a York Peppermint Patty. LifeSmart has presented this product to Metabolife, and has already received a verbal commitment of 20 million units of this bar per year. To take it to market, the company will slightly modify the formula to fit Metabolife's consumer needs. It is the company's opinion that the many applications and potential uses of this bar are significant (weight loss, meal replacement, fiber supplement, etc.). The great taste of this product will give it wide appeal to both men and women of all age groups.

      Beta Glucan. LifeSmart has just completed development of a soft chew that contains 150 mg of beta glucan. Beta glucan has been shown to strengthen the immune system, which could provide huge potential during the cold and flu season. Beta glucan has also been shown to help lower cholesterol. Currently, LifeSmart has plans to private label this product for Pharmanutrients and GNC.

      Soy Soft Chew. The company has developed a soy soft chew that would be positioned as a supplement to aid in developing a healthy heart. Soy has been shown clinically to reduce cholesterol levels as well as blood lipid levels. The company plans to private label this product for Tree-of-Life. Management expects the demand for this product to be substantial.

      Noni. LifeSmart has developed a noni soft chew that contains 500 mg. of this popular antioxidant substance. LifeSmart has filed for a patent to protect this technology. LifeSmart firmly believes that this soft chew will be widely embraced by the masses that have started to consume noni on a daily basis. Sales of noni have recently climbed to approximately $1 billion annually. LifeSmart is customizing several different noni soft chew flavors for accounts that want to launch the product during the 2nd half of 2002.

      Methoxy. During the first quarter of 2001, LifeSmart introduced a soft chew formulated to give people a safe legal alternative to steroids. Each methoxy soft chew contains 200 mg of methoxyisoflavone and 50 mg of ipriflavone. Methoxy is a non-hormonal substance that has been proven to be very safe and effective in helping produce lean muscle. It was under patent to the Hungarian pharmaceutical company, Chinon until 1997. Ipriflavone has also been used in Europe to treat osteoporosis. LifeSmart has filed a patent to protect this product, and it is currently being featured in national magazines such as Muscle and Fitness, and Men's Fitness. Methoxy is sold to GNC as a branded product.

      Multivitamin Chews. LifeSmart has developed several different vitamin soft chew formulas. They include formulas that mimic the vitamin content of Flinstone Vitamins, GNC Multivitamins, and many others. GNC is just finalizing packaging for the private label multivitamin that LifeSmart has
developed for them.   The company has received purchase orders from GNC for
these products and plans on shipping in March 2002.

      Research and Development. LifeSmart has many products in various phases of R&D which include an immune builder chew, antioxidant chew, GH stimulator chew, sexual enhancement soft chew, a soft chew to help people stop smoking, and a ready-to-drink shake, to name a few. LifeSmart will continue to develop custom blends, products and formulas to market as private label opportunities, as well as for its current and future key accounts to be offered under the LifeSmart brand. LifeSmart management believes that its R&D abilities are world class and will enable them to continue to develop great tasting products for the masses.

Sales
-----


      The company's sales efforts are managed by Richard W. Hellyer, CEO and President. Sales are achieved using two approaches; direct sales calls to customers as well as using a broker sales force. The company is primarily capitalizing on solid private label opportunities at this time, and will continue to introduce its branded products into the market place as the company grows. Under the private label program, product is packaged in the retailer's name and the retailer pays the marketing and packaging expense. This allows LifeSmart a means to develop cash flow while limiting working capital requirements. Limited sales efforts for branded product started in October of 2000 (once LifeSmart had its product line ready to introduce) and the results of those efforts have been encouraging.

      LifeSmart has already landed private label arrangements with GNC, Rite Aid, EOLA, and Pharmanutrients, and has been actively shipping branded products to retailers with total potential combined distribution through over 35,000 retail outlets. LifeSmart has been issued purchase orders from GNC (apprx. 4,000 stores), Rite Aid (apprx. 3,500 stores), EOLA (multi-level marketing), Pharmanutrients (national/international distributor), Kroger (apprx. 2,600 stores), Trader Joe's (apprx. 700 stores), Tree of Life (a distributor to over apprx. 15,000 stores), Osco/Savon (apprx. 1,000 stores), Marsh's (apprx. 2,000 stores), Eckerd (apprx. 4,000 stores), and Albertson's (apprx. 2,500 stores). Leiner, K-Max, and Metabolife have shown very strong interest in many of LifeSmart's products, which would fuel the company's growth during the second half of fiscal 2002 and into fiscal 2003.

      As the company grows, it will expand its sales efforts further by hiring additional regional managers. To stay lean, most sales will be done utilizing a broker network, with several accounts being exclusive house accounts. By utilizing brokers, LifeSmart feels it will more effectively widen its customer base without the need of a large sales force of its own. LifeSmart currently has CMI, Damon, Walton Marketing, HOM, Advantage, and Genesis as brokers. All these brokers are considered to be among the top in the industry. Brokers have a built-in relationship with many of the accounts and also provide merchandising support at the retail level.

Marketing
---------

      LifeSmart has initiated a two pronged marketing program designed to capitalize on the rapid growth of the multi-billion dollar nutraceutical market (Smith, E. 1998). Phase one is intended to achieve broad distribution and consumer acceptance by focusing on private label products for mass-market retailers. Customer response to date appears to have validated this approach through product reorders, customer feedback, and accelerating interest from other major retail chains. Currently LifeSmart has private label arrangements with GNC, Rite Aid, EOLA, NBTY, and Pharmanutrients. Pharmanutrients is a large distributor that provides product for Twinlabs, as well as many other large companies. The company has also received verbal commitments from Leiner Fitness, Tree-of-Life, and K-Max for private label products. With these private label relationships, the marketing and advertising funds typically used to launch LifeSmart branded products are not needed. Notwithstanding, LifeSmart has put together some very effective sampling programs to assist these retailers. One such example is the program we are currently doing with GNC. With each private label master case sold, LifeSmart will provide a free 100-count bulk sampling pack for GNC. Sampling programs traditionally increase sales by as much as 10 times. Along with sampling, the company has also offered specialty radio ads to some select private label accounts such as EOLA, to further their distribution.

      The second phase of LifeSmart's marketing program, which has commenced on a limited basis, is the introduction of LifeSmart's branded line of products. This will further expand LifeSmart distribution to a fuller spectrum of retail outlets. Currently, LifeSmart is working with Trader Joe's, Tree-of-Life, Kroger, Eckerd, GNC, Fred Meyer, and Albertsons to introduce the branded LifeSmart line. LifeSmart has currently shipped its branded products to Kroger, Trader Joe's, GNC and a limited number of Tree-of-Life locations. Most of the company's branded sales are going to concentrate on the arthritis soft chew, followed by creatine and methoxy soft chews in the specialty sports market.

      To support these branded sales, LifeSmart initiated a national advertising campaign in January, 2001. This program was comprised of monthly placement in as many as 10 fitness and specialty sports publications. Ads ran each month in 2001 with a cumulative circulation of approximately 2,007,000 and circulation plus (pass along) readership of 7,024,500 (Trevari Publishing and Consulting, 2001). In conjunction with the printed ads, LifeSmart is actively building a web site for direct sales as well as information for customers. An active part of the website is Team LifeSmart. Team LifeSmart offers sponsorships to people who apply online. The company feels this will build strong grass roots support for LifeSmart brands and promote a positive image for the company. Powerbar used this strategy very effectively to promote their business.

      Starting in February 2002, LifeSmart is going to take its marketing campaign to higher levels by launching 30-second ads on national radio. The initial target will be the Dr. Dean Edell show. Along with these national radio ads, LifeSmart plans to be very aggressive with account specific marketing and promotions such as in-store sampling, in-store circulars, TPR's, etc. Custom marketing programs have been designed for each specific LifeSmart account with the objective of moving product off the shelf, resulting in the desired product turns.

Manufacturing/Logistics
-----------------------

      Currently LifeSmart will outsource the manufacturing and re-packaging of its products to various partners, which are discussed below:

      Primrose Candy, based in Chicago, Illinois, is a nationally known candy maker. It will be the primary manufacturer LifeSmart will initially use for its nutritional candies. Primrose has extensive experience in the industry and is one of the few facilities able to handle the volume LifeSmart believes it will generate. The candies will be packaged in a unique and attractive canister that should create plenty of "impulse" buys. Also, since many of the initial candies will be under the retailers' private label brand, they will ensure instant distribution throughout the retailers' stores.

      LifeSmart has also negotiated to have its nutritional chews produced in a state-of-the-art facility in Brazil. LifeSmart has received an oral commitment from a Brazilian company (Slim) to produce up to 60 million pounds of chews per annum. The benefit of producing chews in Brazil is that it will save LifeSmart about 40% of the cost of production in a U.S. facility like Primrose. In addition, very favorable payment terms (180 days) can be arranged through the Brazilian government. The company and Slim feel that LifeSmart will qualify and be able to participate in this 180-day payment program.

      LifeSmart currently packages its finished candy at CUPAC in Chicago, Illinois and International Raisin at Fresno, California. LifeSmart has negotiated very favorable terms with both repackaging firms. The deals also include warehousing.

      LifeSmart may, depending on financing and ROI, either build a factory or enter into a joint venture for manufacturing.

Competition
-----------

      Within the calcium market, Viactiv, made by Mead Johnson is the only significant competition. This product was introduced in April 1999 and has taken the market by storm. LifeSmart's strategy is to offer calcium chews as a private label opportunity to major retailers, rather than trying to out-muscle Mead Johnson. This strategy is working very well so far; GNC and Rite Aid have both purchased LifeSmart private label calcium products, and have consistently re-ordered. GNC has grown sales of the LifeSmart private label soft chews to approximately 4,000 units per week.

      Within the creatine candy market, Phosphagems (EAS) is the only major competitor. EAS introduced creatine to the marketplace and has been very instrumental in developing creatine into a $400 million annual category (Gugliotta, G.2000). LifeSmart believes it can compete with the EAS Phosphagems effectively under LifeSmart's own branded label. Unlike Phosphagems, LifeSmart's creatine chews do not harden. LifeSmart will also have a significant pricing advantage over Phosphagems. LifeSmart's creatine chews were just ranked #1 by supplementwatch.com, an independent doctor review of nutritional supplements. LifeSmart intends to keep this item branded, but may private label it for select clients like Pharmanutrients. This product is so unique that LifeSmart has filed a 44-claim patent on its soft chew.

      The primary competition for LifeSmart's methoxy chew is Methoxy-Pro by Cytodyne and Methoxy 7 by Biotest. Methoxyisoflavone is a new nutracuetical that has the potential to be as large as the creatine market. The Hungarian pharmaceutical company, Chinon held the patent for Methoxyisoflavone until 1997. Neither of LifeSmart's competitors' products come in a candy format and LifeSmart has more methoxyisoflavone per container than either competitor. LifeSmart feels that the consumers, when educated, will find LifeSmart's methoxy product the best value and best tasting product in the marketplace. LifeSmart intends to file a patent to protect its methoxy product.

      The biggest competitor LifeSmart will face within the Joint Chew market is Schiff's "Move Free" tablets. LifeSmart feels its product's taste and candy-like form (instead of a tablet like "Move Free") gives it a major advantage. LifeSmart feels that senior citizens and others who suffer from osteoarthritis and joint pain, when given the option, will choose LifeSmart's candy like chew over a tablet.

      LifeSmart's new noni soft chew will compete with the liquids offered by a number of multi-level-marketing companies. LifeSmart feels that its noni soft chew will compete well against these liquids and is in a format that the masses will enjoy. LifeSmart is in the process of filing a patent on this product and other herbal remedies like Echinacea, Gingko and St. John's Wart in a soft chew format.

      LifeSmart's 40/30/30 bite size treat will compete with a product produced by the Balance Bar Company. The Balance Bar Company, located in Carpinteria, California, was recently acquired by Kraft. Its products come in a variety of flavors and are based on a formula of 40% carbohydrates, 30% protein, and 30% dietary fat. It sells its products through natural foods stores and grocery, mass merchandise, and convenience stores. LifeSmart feels that its bite-size treat will compete effectively.

Government Regulation
---------------------

      The manufacturing, packaging, labeling, advertising, distribution, and sale of nutritional products are subject to the regulation of various government agencies, principally the Food and Drug Administration (FDA). Nutritional products fall under the Federal Food, Drug, and Cosmetic Act ("FDCA") and the Fair Packaging and Labeling Act ("FPLA"). Nutraceuticals are viewed as food supplements, and do not fall under the stringent FDA guidelines for drugs.

      The FDCA is intended to assure consumers that foods are wholesome, safe to eat, and produced under sanitary conditions, and that food labeling is truthful. The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative. Nutritional products are generally classified and regulated as food under the FDCA, and are not subject to pre-market FDA approval.

_____________________________________________________________
References

      Smith, E. (1998, June 15) Nutraceuticals Market is $86 Billion, Say Experts. Drug Topics. Retrieved January 6, 2001 from the World Wide Web: http://www.fimdefelice.org/clip.drugtopics98.html

      Explosive bar sales sparked by desire for convenience, wellness. Drug Store News February 21, 2000, Pg. 48.

      Scalise, A. (2000, December 18). Self care, natural products drive women's health sales. Drug Store News Pg. 27.

      Arthritis Foundation History (2001) Arthritis Foundation, Retrieved June 27,2001from the World Wide Web: http://www.arthritis.org/about/.

      Gugliotta, G.(2000, July 2)Creatine top sports nutrient. The Times Union, pp. G6.

      Trevari Publishing and Consulting, 2001. Contact: Tim Lyon
(801)253-0712.

      Judson, I., Levy, D., Orecklin, M., Sanders, A., Stein, J. and Thigpen,
D. (1998, September 7) Notebook. Time Magazine, 152 (10).




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

Wells and Acreage
------------------

      Shown below are tabulations of the productive oil (including casinghead gas) wells and developed and undeveloped acreage owned by the Company as of December 31, 2001.


                                              Gross Acreage
                                     -------------------------------
Productive Oil Wells                 Developed           Undeveloped
---------------------------          ---------           -----------
  Gross      Net(1)                Gross   Net(2)       Gross     Net(3)
--------- ----------             --------- ---------  --------- ---------
    2         2                     190    152.50        1560     1560



                                12
<PAGE


_____________________
(1)   Based on a 80% ownership working interest on the Hittle Field.
(2)   Calculated on the Hittle Field.
(3) Corresponds to 1560 undeveloped acres in the Hittle Field with 100% ownership interest.

See note 3 and the unaudited supplemental information to the Company's December 31, 2001 and 2000 financial statements for additional information regarding the Company's oil and gas properties and producing activities and oil and gas reserves. Such information is based on a report prepared by Felix Ascanio who was the Company's president, and therefore, should not be considered independent.

Drilling Activities
--------------------

      Set forth below is a tabulation of wells completed in the period indicated in which the Company have participated and the results thereof for the three most recent years ended December 31, 2001.

                                   Year Ended December 31,
                       ----------------------------------------------
                            1999            2000             2001
                            ----            ----             ----
                       Gross    Net    Gross    Net     Gross    Net
                       -----   ----    -----   ----     -----   ----
Exploratory:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                -0-     -0-     -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-

Development:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                 2       2      -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-

Average Prices and Costs
------------------------

      The average sales prices of oil and gas for the current fiscal year and the three previous fiscal years are as follows:

      Average Sales Price
      -------------------
  Year Ended           Oil           Gas
  December 31       (per BBL)     (per MCF)
  -----------       ---------     ---------
     1998            $11.41            NA
     1999            $23.67            NA
     2000            $28.07            NA
     2001            $22.21            NA

Production costs for such wells per equivalent barrel, which includes lifting costs (electricity, fuel, water disposal, repairs and maintenance, pumper, transportation, etc.), and production taxes, was $3.91, $4.15 and $3.78 for the years ended December 31, 2001, 2000, and 1999, respectively.

Production and Sale of Oil and Gas
----------------------------------

     The sale of oil and gas is subject to price adjustments, production curtailments, and similar provision in oil and gas purchase contracts, and the sale of both oil and gas is subject to general economic and political conditions affecting the production and price of crude oil and natural gas. For the years ended December 31, 2001, and 2000, the Company produced approximately 26.68 and 26.59 barrels of oil per day.

Company Office Space
--------------------

      During the Company's last two fiscal years ended December 31, 2001 and until the Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, the Company did not have a need to rent office space. During that period of time Lee Jackson, the Company's former President, allowed the Company to use his house as a mailing address. The cost was minimal and was not recorded as an expense of the Company.

      When the Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, the Company relocated its principal office to the location which is being used by LifeSmart Nutrition, Inc. at 8 East Broadway, Suite 200, Salt Lake City, Utah 84111. The office space consists of a reception area, conference room, large room used as a fax, copy center and work area, and nine separate offices which comprise a total of approximately 3,667 square feet. The office space is leased to LifeSmart Nutrition, Inc. under a written lease agreement with an unrelated third party. The lease expires in September, 2003, and the lease payment is presently $_4,812.94 per month. The Company believes the space is adequate for its needs for at least the next 12 months.


                    ITEM 3. LEGAL PROCEEDINGS

Except as described below:

          . The Company is not a party to any material pending legal proceedings;
          . The Company's property is not subject to any material pending legal proceedings; and
          . to the best of the Company's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against LifeSmart.


  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

      The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "LSNU." Set forth below are the high and low bid prices for the Company's Common Stock for the last two years. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations have been provided by market makers in the Company's common stock and/or Pink Sheets LLC. The prices have been adjusted to reflect a 1 for 2 reverse split of the Company's common stock which occurred in February 2002.

Quarter Ended                 High Bid          Low Bid
---------------              ----------        ---------

March 31, 2000                $0.75             $0.70
June 30, 2000                 $0.50             $0.44
September 30, 2000            $0.63             $0.56
December 31, 2000             $0.58             $0.50

March 31, 2001                $0.70             $0.60
June 30, 2001                 $0.75             $0.92
September 30, 2001            $1.14             $0.70
December 31, 2001             $1.24             $0.60

Dividends
---------

      During the last two fiscal years, and since then, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on our securities, except for any applicable limitations under Utah corporate law.

Stockholders
------------

      As of March 27, 2001, there were approximately 12,448,751 shares of common stock outstanding held by approximately 233 shareholders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

      At December 31, 2001, the Company had total assets of $933,934. The majority of these assets, $818,253, represented an advance to LifeSmart Nutrition, Inc. Which became an inter-company loan when the Company acquired LifeSmart Nutrition, Inc. on February 15, 2002. The remaining assets represented oil and gas properties of $100,000, current assets of only $14,772 and property and equipment, net of $909. During 2001, the Company agreed to spin off its GSC subsidiary before February 15, 2003, or certain individuals may exercise an option to purchase GSC after February 15, 2003 for $100,000. Accordingly, the Company reduced the carrying value of its oil and gas properties to $100,000, and recorded a loss on impairment of $242,565 on the oil and gas properties. During 2001, the Company was able to largely fund operations through oil revenues and the use of its current assets which were significantly reduced during the year. The Company's auditors have issued a going concern emphasis indicating they believe the Company may not be able to continue as a going concern given resources as of December 31, 2001.

      The Company acquired LifeSmart Nutrition, Inc. on February 15, 2002. LifeSmart Nutrition, Inc. also needs additional operating capital. The Company is attempting to raise between $250,000 and $2,000,000 capital through a private placement offering of its common stock. If the Company is successful in raising all $2,000,000 gross offering proceeds sought in the offering, the Company should have sufficient capital to continue operating for more than the next 12 months. If the Company raises less than $2,000,000 in its offering, the Company will need to seek equity capital or debt from other sources in order to meet the Company's cash needs for the next 12 months. The success of both companies will, initially, depend upon the ability of the Company to raise capital.

Results of Operations
---------------------

      For the year ended December 31, 2001, the Company had revenue of $215,483, a decrease of $40,260 from the revenue of $255,743 for the same period in 2000 as a result of lower oil prices. The Company anticipates oil revenue to remain about the same for the upcoming periods. However, the Company anticipates that revenues will increase substantially in 2002 due to the acquisition of LifeSmart Nutrition, Inc., and the Company's emphasis in pursuing the nutraceutical business.

      Total expenses for the year ended December 31, 2001, were $605,777, an increase of $308,016 over the total expenses of $297,761 incurred for the year ended December 31, 2000. Expenses increased primarily due to an impairment loss of $242,565 taken in 2001 as a write down in the carrying value of its oil and gas properties to $100,000, an increase of general and administrative costs of $33,499 largely attributable to increased legal and accounting costs associated with the acquisition of LifeSmart Nutrition, Inc., and an increase in production expense of $39,900. Production expense increased in 2001, as the demand for oil and gas equipment and workers increased the overall expenses of operation. The Company anticipates costs remaining similar in upcoming periods for the oil and gas operations. However, the Company anticipates that expenses will increase substantially in 2002 due to the acquisition of LifeSmart Nutrition, Inc. and the expenses incurred in operating that business.

      For the year ended December 31, 2001, the Company continued to suffer losses from operations with a net loss of $448,707. This loss was $406,689 larger than the $42,018 loss experienced in 2000 due primarily to the increased expenses as discussed above, and also to a decrease in revenues. Future operating results will primarily depend primarily on the operating results of the newly acquired LifeSmart Nutrition, Inc. and its business.

                  ITEM 7.  FINANCIAL STATEMENTS

      The Company's consolidated audited balance sheet as of December 31, 2001, and the Company's consolidated audited statements of operations, stockholders' equity (deficit), and cash flows for the fiscal years ended December 31, 2001 and 200 are included below.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

                CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)




                             CONTENTS




                                                                       PAGE

     -     Independent Auditor's' Report                                 1


     -     Consolidated Balance Sheet, December 31, 2001                 2


     -     Consolidated Statements of Operations, for
            the years ended December 31, 2001 and 2000                   3


     -     Consolidated Statement of Stockholders' Equity,
            from December 31, 1999 through December 31, 2001             4


     -     Consolidated Statements of Cash Flows, for
             the years ended December 31, 2001 and 2000              5 - 6


     -     Notes to Consolidated Financial Statements               7 - 16


     -     Unaudited Supplemental Oil and Gas Information          17 - 22

                   INDEPENDENT AUDITOR'S REPORT



Board of Directors
LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY
(Formerly Upland Energy Corporation and Subsidiary)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Lifesmart Nutrition Technologies, Inc. and Subsidiary (formerly Upland Energy Corporation and Subsidiary) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the consolidated financial position of Lifesmart Nutrition Technologies, Inc. (formerly Upland Energy Corporation) and Subsidiary as of December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8, the Company has experienced continuing operating losses the past few years and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans with regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


/s/ Pritchett, Siler & Hardy PC

Pritchett, Siler & Hardy, P.C.

March 7, 2002
Salt Lake City, Utah

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

                    CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                              December 31,
                                                                 2001
                                                             -------------
CURRENT ASSETS:
  Cash                                                       $      6,591
  Oil revenue receivable                                            7,263
  Prepaid expenses                                                    918
                                                             -------------
     Total Current Assets                                          14,772

PROPERTY AND EQUIPMENT, net                                           909

OIL AND GAS PROPERTIES, held for sale, net                        100,000

ADVANCES TO LIFESMART NUTRITION                                   818,253
                                                             -------------
                                                             $    933,934
                                                             =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 37,036
  Accrued liabilities                                                 100
                                                             -------------
     Total Current Liabilities                                     37,136

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 50,000,000
   shares authorized, 4,369,296 shares issued
   and outstanding                                                  4,370
  Capital in excess of par value                                3,479,801
  Retained (deficit)                                           (2,587,373)
                                                             -------------
     Total Stockholders' Equity                                   896,798
                                                             -------------
                                                             $    933,934
                                                             =============






       The accompanying notes are an integral part of this consolidated financial statement.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                         December 31,
                                                      2001         2000
                                                 ------------- -------------
OIL SALES REVENUE                                $    215,483  $    255,743
                                                 ------------- -------------
EXPENSES:
  Production expense                                  167,786       127,886
  Depreciation, depletion and amortization             23,101        31,049
  General and administrative costs                    172,325       138,826
  Impairment loss                                     242,565             -
                                                 ------------- -------------
     Total Expenses                                   605,777       297,761
                                                 ------------- -------------

LOSS FROM OPERATIONS                                 (390,294)      (42,018)
                                                 ------------- -------------
OTHER INCOME (EXPENSE):
  Interest Expense                                    (58,413)            -
                                                 ------------- -------------

     Total Other Income (Expense)                     (58,413)            -
                                                 ------------- -------------

LOSS BEFORE INCOME TAXES                             (448,707)      (42,018)

CURRENT TAX EXPENSE                                         -             -

DEFERRED TAX EXPENSE                                        -             -
                                                 ------------- -------------

NET LOSS                                         $   (448,707) $    (42,018)
                                                 ============= =============

LOSS PER COMMON SHARE                            $       (.13) $       (.02)
                                                 ============= =============





      The accompanying notes are an integral part of these consolidated financial statements.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM DECEMBER 31, 1999 THROUGH

                        DECEMBER 31, 2001

                                   Common Stock     Capital in
                          ------------------------- Excess of    Retained
                              Shares    Amount      Par Value    (Deficit)
                          ------------ ------------ ------------ ------------
December 31, 1999           2,249,596        2,250    2,435,113   (2,096,648)

Issuance of common stock
for $50,000 cash, or $.25
per share, May 2000           200,000          200       49,800            -

Issuance of common stock
for payment for accrued
expenses of $29,500 owed
to an officer of the
Company, or $.625 per
share, July 2000               47,200           47       29,453            -

Net Loss for the year
ended December 31, 2000             -            -            -      (42,018)
                          ------------ ------------ ------------ ------------

BALANCE, December 31, 2000  2,496,796        2,497    2,514,366   (2,138,666)

Stock issued as payment
for accrued expenses of
$18,000, or $.50 per
share, February 2001           36,000           36       17,964            -

Stock issued upon
conversion of a $50,000
convertible note payable,
or $.50 per share. The
Company also granted
warrants to purchase
50,000 shares of common
stock at $.50 per share
under the terms of the
Company's private
placement. March 2001         100,000         100        49,900            -

Private placement of
common stock and
warrants to purchase
868,250 shares of
common stock at $.50
per share for $868,250
cash less stock offering
costs of $103,890,
March 2001                  1,736,500       1,737       762,624            -

Fair value of $4,588
for warrants granted
to purchase 41,750
shares of common stock
at $.50 per share granted
as stock offering costs
related to Company's
private placement.                  -            -            -            -

Fair value of warrants
granted to purchase 475,500
shares of common stock
at $.50 per share granted
as incentives for loans.            -            -       52,519            -

Fair value of warrants
granted to purchase 750,000
shares of common stock at
$.50 per share granted
for consulting services.            -            -       82,428            -

Net loss for the year ended
 December 31, 2001                  -            -            -     (448,707)
                          ------------ ------------ ------------ ------------

BALANCE, December 31, 2001  4,369,296  $     4,370  $ 3,479,801  $(2,587,373)
                          ============ ============ ============ ============


       The accompanying notes are an integral part of this consolidated financial statement.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Increase (Decrease) in Cash

                                                     For the Years Ended
                                                          December 31,
                                                       2001          2000
                                                   ------------- -------------
Cash Flows from Operating Activities:
  Net loss                                         $   (448,707) $    (42,018)
                                                   ------------- -------------
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation, depletion and amortization             23,063        32,282
    Non-cash expense                                    134,947             -
    Impairment loss                                     242,565             -
    Changes in assets and liabilities:
     (Increase) decrease in oil revenue receivable        7,714           (99)
     (Increase) in prepaid assets                          (918)            -
     Increase in accounts payable                        20,435        29,613
     Increase (decrease) in accrued liabilities          (6,300)          100

                                                   ------------- -------------
       Net Cash Provided (Used) by
        Operating Activities                            (27,201)       19,878
                                                   ------------- -------------

Cash Flows from Investing Activities:
  Purchase of equipment                                       -          (377)
  Purchase of oil and gas properties                          -       (50,000)
  Advances to Lifesmart Nutrition, Inc,                (818,253)            -
                                                   ------------- -------------
       Net Cash (Used) by Investing Activities         (818,253)      (50,377)
                                                   ------------- -------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                    868,251        50,000
  Payments of stock offering costs                     (103,890)            -
  Proceeds from note payable                             50,000             -
                                                   ------------- -------------
       Net Cash Provided by Financing Activities        814,361        50,000
                                                   ------------- -------------

Net Increase (Decrease) in Cash                         (31,093)       19,501

Cash at Beginning of Year                                37,684        18,183
                                                   ------------- -------------

Cash at End of Year                                $      6,591  $     37,684
                                                   ============= =============





                           [Continued]

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [CONTINUED]

                                                      For the Years Ended
                                                         December 31,
                                                       2001         2000
                                                  ------------- ------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for
    Interest                                      $      5,894  $    24,135
    Income taxes                                  $          -  $         -

Supplemental Disclosure of Non-cash Investing and Financing Activities:

For the year ended December 31, 2001:

  The Company issued 36,000 shares of common stock in settlement of debt of $18,000, or $.50 per share. The Company also issued 100,000 shares of common stock for convertible notes payable in the amount of $50,000, or $.50 per share.

  The Company granted warrants to purchase 41,750 shares of common stock at $.50 to market makers related to the Company's private placement. The fair value of $4,588 was calculated on these warrants.

  The Company granted warrants to purchase 475,500 shares of common stock at $.50 as incentives for loans to the Company. The fair value of $52,519 was expensed as interest expense.

  The Company granted warrants to purchase 750,000 shares of common stock at $.50 for consulting services to the Company. The fair value of $82,428 was expensed as consulting expense.

For the year ended December 31, 2000:

  The Company issued 47,200 shares of common stock in payment of accrued expenses of $29,500 owed to an officer of the Company, or $.625 per share.












      The accompanying notes are an integral part of these consolidated financial statements.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Upland Energy Corporation ["PARENT"] was incorporated under the laws of the State of Utah on January 30, 1986 as Upland Investment Corporation. Parent changed its name to Upland Energy Corporation during November 1993. In February 2002, the Company changed its name to Lifesmart Nutrition Technologies, Inc. as part of an acquisition agreement.

G. S. & C., Inc. ["SUBSIDIARY"], was incorporated under the laws of the State of Nevada on September 1, 1993 and has been engaged in the development, production and selling of oil and gas in the State of Kansas. During November 1993, PARENT acquired SUBSIDIARY in a transaction accounted for as a recapitalization of subsidiary in a manner similar to a reverse purchase. Accordingly, Subsidiary was treated as the purchaser entity in the transaction.

Principles of Consolidation - The consolidated financial statements include the accounts of Parent and its wholly owned subsidiary ("the Company"). All significant intercompany transactions have been eliminated in consolidation.

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

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

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

(Loss) Per Share - The Company accounts for (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings (loss) per share and dilutive earning per share when the effect is dilutive. The computation of (loss) per share is based on the weighted average number of shares outstanding during the period presented [See Note 7].

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 9].

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restated financial statements - On February 15, 2002, the Company effected a 1-for-2 reverse stock split. These financial statements have been restated to reflect this stock split for all periods presented.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITION

On March 19, 2001, the Company entered an agreement and plan of reorganization with Lifesmart Nutrition, Inc. The acquisition was finalized in February 2002. Upon completion, the Company became the surviving parent and Lifesmart Nutrition, Inc. a subsidiary.

Each Lifesmart share outstanding on the effective date of the merger was converted into seven tenths of one Upland share. In February 2002, an estimated 8,079,439 shares of common stock were issued to shareholders of Lifesmart Nutrition, Inc. Just prior to the closing of this agreement, the Company effected a one-for-two reverse stock split.

The agreement stated that the Company was to raise a minimum of $500,000 in a private placement with all proceeds being invested in Lifesmart Nutrition, Inc. The Company raised $918,250 through the sale of 1,836,500 common shares and warrants to purchase 918,250 shares of common stock at $.50 per share.

The Company raised $918,250, which was $868,250 in cash and the conversion of $50,000 in notes payable. The proceeds, net of offering cost of $103,890, were advanced the to Lifesmart Nutrition, Inc. The Company advanced an additional $3,893 for a total of $818,253 which is reflected as "Advances to Lifesmart Nutrition" on the face of the balance sheet at December 31, 2001. The Company also granted warrants to purchase 41,750 shares of common stock at $.50 to stock brokers. The fair value of $4,588 was recorded as a stock offering cost.

As part of the acquisition agreement, Upland is to prepare and file a registration statement to spin off or transfer its ownership in GS&C. The shareholders of Upland prior to merger, are to receive one share of GS&C for every ten shares held in Upland. Lifesmart shareholders are to receive one share of GS&C for every one hundred shares held in Lifesmart. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin off within twelve months of closing, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000. In February 2002, the Company began transferring the titles to the oil and gas assets to from the Company to GS&C. [See Note14]

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment   at cost, less
accumulated depreciation as of December 31, 2001 and 2000:

                                                      2001        2000
                                                    ----------- ---------
      Office and computer equipment                 $    6,428  $  6,428
      Less:  accumulated depreciation                   (5,519)   (4,371)
                                                    ----------- ---------
                                                    $      909  $  2,057
                                                    =========== =========



Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $1,148 and $1,233 respectively.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OIL AND GAS PROPERTIES

Upon placing oil and gas properties and production equipment in use, the unit-of-production method, based upon estimates of proven developed and undeveloped reserves, is used in the computation of depreciation and depletion. For the year ended December 31, 2001 and 2000, the Company recorded depletion, depreciation and amortization expense of $21,915 and $31,049, respectively.

The Company's oil and gas leases have terms of three to five years and do not provide for any minimum lease payments. The leases are held by production and are renewable by the Company so long as there is production.

During March 2001, the Company agreed to pursue a business acquisition [See
Note 2] and determined to spin-off or sell its subsidiary (GS&C) along with all its oil and gas operations. The oil and gas production properties, equipment, and all rights related to the oil and gas production, shall be transferred from Upland to GS&C. If Upland is unable to complete this spin-off within twelve months of closing its business acquisition, Lee Jackson and Maven Properties, LLC. shall jointly have the right or option, for a period of sixty days from the end of the twelve-month period, to buy GS&C along with its oil and gas assets for $100,000. Accordingly, the Company has reduced the carrying value of its oil and gas properties to $100,000 and recorded a loss on impairment of $242,565 on the oil and gas properties. The Company also reclassified the oil and gas properties to oil and gas properties, held for sale.

NOTE 5 - BRIDGE LOANS

The Company received $200,000 in bridge loans from two shareholders of the Company. The Company granted warrants to purchase 300,000 shares of common stock at $.50 as an incentive for the loans. The fair value of $32,971 for the warrants was expensed as interest expense. The Company repaid $150,000 of the loans and converted the balance into 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $.50 per share.

The Company secured an additional $175,500 in bridge loans. The proceeds from these loans were forwarded directly to Lifesmart Nutrition. The Company granted warrants to purchase 175,500 shares of common stock at $.50 per share as an incentive for the loans. The fair value of $19,548 for the warrants was expensed as interest expense. At December 31, 2001, the loans had been repaid in full.

NOTE 6 - COMMON STOCK TRANSACTIONS

Private Placement - In March 2001, the Company entered into an agreement and plan of reorganization with Lifesmart Nutrition, Inc. The agreement stated that the Company would raise a minimum of $500,000 in equity prior to the closing of the agreement. The Company has completed a private offering of 918,250 units. Each unit consisted of two shares of common stock at $.50 per share and one warrant to purchase one share of common stock at $.50 per share.

Stock Issuances - During the year ended December 31, 2001, the Company issued 1,836,500 shares of common stock for $868,250 in cash and $50,000 upon conversion of a note payable, or $.25 per share as part of this private offering. The Company has paid $103,890 in stock offering costs which has been offset against the proceeds.

In February 2001, the Company issued 36,000 shares of common stock in payment of $18,000 accrued expenses, or $.50 per share.

In August 2000, the Company issued 47,200 shares of common stock in payment of accrued expense of $29,500 owed to an officer of the Company, or $.625 per share.

During May 2000, the Company issued 200,000 shares of common stock for cash of $50,000, or $.25 per share.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

C Warrants - At December 31, 2001, the Company had C warrants outstanding to purchase 2,185,500 share of common stock at $.50 per share. The warrants have a three-year life and vested immediately.

In March 2001, the Company issued warrants to purchase 918,250 shares of common stock as part of a private offering.

The Company granted warrants to purchase 41,750 shares of common stock to market makers related to the Company's private placement. The fair value of $4,588 was recorded as a stock offering cost.

The Company granted warrants to purchase 475,500 shares of common stock as an incentive for loans to the Company. The fair value of $52,519 was expensed as interest expense.

The Company granted warrants to purchase 750,000 shares of common stock for consulting services. The fair value of $82,428 was expensed as consulting expense.

Stock Options - The Company applies APB Option No. 25 in accounting for its options granted under the employment agreements. Compensation of $0 and $0 was recorded in 2001 and 2000, respectively. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

A summary of the status of the options granted under the stock option plan and other agreements at December 31, 2001 and 2000, and changes during the year then ended are presented in the table below:

                                      Year Ended           Year Ended
                                    December 31, 2001    December 31, 2000
                             ------------------------- ----------------------
                                            Weighted               Weighted
                                            Average                Average
                                            Exercise               Exercise
                                Shares      Price      Shares      Price
                              ------------- ---------- ----------- ----------
Outstanding at beginning
  of period                               - $       -     155,000  $    1.28
Granted                             286,000       .28           -          -
Exercised                            36,000       .50           -          -
Forfeited                                 -         -     155,000       1.28
Canceled                                  -         -           -          -

                              ------------- ---------- ----------- ----------
Outstanding at end of Period       250,000        .25           -  $       -
                              ------------- ---------- ----------- ----------

Weighted average fair value
  of options granted               250,000        .17     155,000  $       -
                              ------------- ---------- ----------- ----------


                 Options Outstanding                            Options Exercisable
                ----------------------------------------- ----------------------------------
                             Weighted-Average  Weighted-Average              Weighted-Average
Range of        Number       Remaining         Exercise         Number       Exercise
Exercise Prices Outstanding  Contractual Life  Price            Exercisable  Price
--------------- ------------ ----------------- ---------------- ------------ ----------------
  $ .25           250,000          4.25        $     .25         250,000      $    .25


      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year ended December 31, 2001: risk-free interest rate of 3.22%, expected dividend yield of zero, expected lives of three years, and expected volatility of 67.26%.

Had compensation cost for the Company's stock option plan and other options issued to employees been determined on the fair value at the grant date during the period ended December 31, 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced as reflected in the proforma amounts below for the years ended December 31,:

                                                        2001       2000
                                                  -------------- -------------
Net (loss)
  As reported                                     $    (448,707) $    (42,018)
  Proforma                                        $    (478,533) $    (42,018)

(Loss) per common share
  As reported                                     $        (.13) $       (.02)
  Proforma                                        $        (.13) $       (.02)
                                                  -------------- -------------


NOTE 7 -LOSS PER SHARE

The following shows the amounts used in computing (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                      For The Years Ended
                                                          December 31,
                                                         2001        2000
                                                  ------------- ------------
(Loss) from continuing operations available
   to common stockholders used in (loss)
   per share                                      $   (448,707) $   (42,018)
                                                  ------------- ------------
Weighted average number of common shares used in
   (loss) per share outstanding during the period    3,639,537    2,395,808
                                                  ------------- ------------

Dilutive earnings per share was not presented, as its effect was anti-dilutive for the years ended December 31, 2001 and 2000. At December 31, 2001, the Company had warrants to purchase 2,185,500 shares of common stock at $.50 share and options to purchase 250,000 shares of common stock at $.25 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY
       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred continuing operating losses the past few years and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock and/or sale of non-profitable wells which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS 109]. SFAS no. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2001 and 2000, the total of all deferred tax assets was approximately $979,000 and $957,000 and the total of the deferred tax liabilities was approximately $22,000 and $115,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $979,000 and $842,000 as of December 31, 2001 and 2000, which has been offset against the deferred tax assets. The net increase (decrease) in the valuation allowance during the years ended December 31, 2001 and 2000 amounted to approximately $115,000 and ($7,000), respectively.

As of December 31, 2001 and 2000, the Company has net tax operating loss [NOL] carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of approximately $2,646,000 that expire in various years between 2002 and 2021. The components of income tax expense from continuing operations for the years ended December 31, 2001 and 2000 consist of the following:
 20012000

Current income tax expense:
Federal                                               $        -  $       -
State                                                          -          -
                                                      ----------- ----------
Net current tax expense                                        -          -
                                                      =========== ==========

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting
  depreciation                                        $  (93,517) $   13,332
Net operating loss carryforwards                         (21,999)    (21,573)
Accrued compensation                                           -      15,540
Valuation allowance                                      115,516      (7,299)
                                                      ----------- -----------

Net deferred tax expense                              $        -  $        -
                                                      =========== ===========

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows as of December 31, 2001 and 2000:

                                                         2001        2000
                                                  -------------- -------------

Computed tax at the expected federal
  statutory rate                                  $    (152,560) $    (14,286)
State income taxes, net of federal income
  tax benefits                                          (13,461)       (1,261)
Compensatory expense due to warrants                     49,930             -
Net operating loss                                          561        22,427
Valuation allowance                                     115,516        (7,299)
Other                                                        14           419
                                                  -------------- -------------

Computed tax at the effective income tax rates    $           -  $          -
                                                  ============== =============

The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2001 and 2000:

                                                       2001          2000
                                                  -------------- -------------

Excess of tax over book accounting depreciation   $     (21,745) $   (115,261)
Contribution carryover                                       37            37
NOL carryforwards                                 $     979,072   $   957,072



The deferred taxes reflected in the consolidated balance sheet are as follows at December 31, 2001 and 2000:

                                                        2001        2000
                                                  -------------- -------------

Short term asset (liability)                      $            - $          -
Long term asset (liability)                       $            - $          -

NOTE 10 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space. An office/shareholder of the Company is allowing the Company to use his home as a mailing address. The cost is minimal and had not been recorded as an expense of the Company.

Bridge Loans - The Company received $200,000 in bridge loans from two shareholders of the Company. The Company granted warrants to purchase 300,000 shares of common stock at $.50 as an incentive for the loans. The fair value of $32,971 for the warrants was expensed as interest expense. The Company repaid $150,000 of the loans and converted the balance into 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $.50 per share.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONTINGENCIES

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

NOTE 12 - COMMITMENTS AND AGREEMENTS

Consulting Agreement - New business opportunities - During July 2000, the Company entered into a consulting agreement with a stockholder to provide consulting services regarding development of new business opportunities at $3,000 per month. The agreement was terminated on December 31, 2000, at which time the Company had accrued $18,000 in unpaid consulting fees. In February 2001, the Company granted options to purchase 36,000 shares of common stock at $.50 per share. These options were exercised to satisfy this debt.

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

Consulting Agreement - Venture Capital   In March 2001 the Company entered
into an agreement with Maven Strategic Partners for implementation of Company investor relations and financial communications program. The term of the agreement was for twelve months at $5,000 per month for a total of $60,000. The Company paid the initial $5,000 payment in March 2001. In April 2001, Lifesmart Nutrition, inc. assumed the obligation. Should Lifesmart Nutrition not fulfill its obligations related to this agreement, the Company may be held liable for the balance of unpaid payments related to the agreement. At December 31, 2001, the Company had not accrued any unpaid balances related to the agreement.

NOTE 13 - CONCENTRATION OF CREDIT RISKS

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

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS

The Company completed the acquisition with Lifesmart Nutrition, Inc. in February 2002. Persuant to the terms of the acquisition agreement the Company effected a one-for-two reverse stock split. The Company also issued an estimated 8,079,439 shares of common stock to acquire Lifesmart Nutrition, Inc. The Company also began the process of transferring all oil and gas properties from the parent company into its subsidiary, GS&C, inc.

The Company granted options to purchase 2,250,000 shares of common stock at $.50 per share to officers/directors/employees of Lifesmart Nutrition, Inc.

The issuance of common stock resulted in a change of control of the Company. The current management resigned and was replaced by management selected by shareholders of Lifesmart Nutrition, Inc. The Company then changed its name to Lifesmart Nutrition Technologies, Inc.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

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

The oil and gas reserve information presented in the following tables as of December 31, 2001 is based upon reports of petroleum engineers and management's estimate. The engineers and others who assisted and produced the reserve reports were not independent with respect to the Company. All reserves presented are proved reserves, all of which are located within the United States, and are defined as estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Such reserves are estimates only and should not be construed as exact amounts. The Company does not have proved reserves applicable to long term supply agreements with foreign governments.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

                     SUPPLEMENTAL INFORMATION

                           [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

                  Changes in Net Proved Reserves

                      [Volumes in Thousands]


                                        2001                      2000
                                 ---------------------- ----------------------
                                     Oil        Gas        Oil         Gas
                                   (Mbbls)     (Mmcf)     (Mbbls)     (MMcf)
                                 ----------- ---------- ---------- -----------
Estimated quantity at beginning
  of period                              92          -        101           -
Revisions of previous estimates           -          -          -           -
Discoveries and extensions                -          -          -           -
Purchase of reserves in place             -          -          -           -
Production                               (9)         -         (9)          -
Sale/disposal of reserves in place        -          -          -           -
                                 ----------- ---------- ---------- -----------
Estimated quantity at end of
  period                                 83          -         92           -
                                 ----------- ---------- ---------- -----------
Proved developed reserves:
  Beginning of period                    92          -        101           -
  End of period                          83          -         92           -
                                 ----------- ---------- ---------- -----------
Company's proportional interest
  in reserves of investees
  accounted for by the equity
  method - end of year                    -          -          -           -
                                 ----------- ---------- ---------- -----------

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

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

                     SUPPLEMENTAL INFORMATION

                           [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

       Costs Incurred in Oil and Gas Property Acquisition,
              Exploration and Development Activities


                                                       December 31,
                                                    2001         2000
                                                ------------- ------------
                                                 [In Thousand of Dollars]
Acquisition of properties:
  Undevelopment leases                          $          -  $         -
  Proved producing leases                                  -            -
Exploration costs                                          -            -
Development costs                                          -           50
                                                ------------- ------------
Total Additions to Oil and Gas Properties       $          -  $        50
                                                ------------- ------------

Company's share of equity method
  investees' costs of property
  acquisition, exploration and
  development costs                             $          -  $         -
                                                ------------- ------------


  Capitalized Costs Relating to Oil and Gas Producing Activities

Capitalized costs as of the end of the
period: [In thousands of dollars]
  Proved properties                             $        505  $       505
  Unproved properties                                      -            -
                                                ------------- ------------

   Total Capitalized Costs                               505          505
Less:  accumulated depreciation and depletion           (163)        (141)
                                                ------------- ------------
  Capitalized Costs                                      342          364
  Less Impairment charge                                (242)           -
                                                ------------- ------------
  Capitalized Costs                             $        100  $       364
                                                ------------- ------------
Company's share of equity method
  investees' net capitalized costs              $          -  $         -
                                                ------------- ------------

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

                     SUPPLEMENTAL INFORMATION

                           [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

          Results of Operations for Producing Activities

                                                        December 31,
                                                     2001        2000
                                                ------------- ------------
                                                 [In Thousand of Dollars]

Oil and gas sales                               $        215  $       255
Production costs                                        (168)        (131)
Exploration costs                                          -            -
Depreciation and depletion                               (22)         (31)
                                                ------------- ------------

Income (loss) from operations                             25           93
Income tax benefit (expense)                              (8)         (23)
                                                ------------- ------------

Results of Operations from Producing
  Activities [Excluding Corporate Overhead
  and Interest Costs]                                     17           70
                                                ------------- ------------

Company's share of equity method investees'
  results of operations for producing activities           -            -
                                                ------------- ------------


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

                               -20

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

                     SUPPLEMENTAL INFORMATION

                           [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

       Standard Measure of Discounted Future Net Cash Flows
             Relating to Proved Oil and Gas Reserves

The following tables set forth the standardized measure of discounted future net cash flows from projected production of the Company's proved oil and gas reserves:


                                                       December 31,
                                                     2001        2000
                                                ------------- ------------
                                                 [In Thousand of Dollars]

Future reserves                                 $      1,957  $     1,945
Future production and development
  costs                                                  650          642
Future income tax expenses                               327          443
                                                ------------- ------------

Future net cash flows                                    980          860
Discount to present value at 10 percent                  542           82
                                                ------------- ------------

Standardized measure of discounted
  future net cash flows                         $        438  $       778
                                                ------------- ------------
Company's share of equity method
  investees' standardized measure of
  discounted future net cash flows              $          -  $         -
                                                ------------- ------------


* Future net cash flows were computed using year-end prices and costs and year-end statutory tax rates that relate to existing proved oil and gas reserves in which the Company has general interests. The Company has no long-term supply contracts with governments for which the Company serves as the producer of the reserves.

      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARY

       (Formerly Upland Energy Corporation and Subsidiary)

                     SUPPLEMENTAL INFORMATION

                           [Unaudited]

           OIL AND GAS PRODUCING ACTIVITIES [Continued]

       Standard Measure of Discounted Future Net Cash Flows
             Relating to Proved Oil and Gas Reserves

The following table sets forth the changes in standardized measure of discounted future net cash flows:


                                                        December 31,
                                                     2001        2000
                                                ------------- ------------
                                                 [In Thousand of Dollars]

Balance at beginning of period                  $        778  $       689
Sales of oil and gas net of production costs             (64)        (182)
Changes in prices and costs                                -            -
Revision of previous quantity estimates                 (276)         271
Acquisition of reserves in place                           -            -
Extensions, discoveries and improved
  recoveries, less related costs                           -            -
Development costs incurred during the period               -            -
Net change in income taxes                                 -            -
Accretion of discount                                      -            -
Other                                                      -            -
                                                ------------- ------------

Balance at End of Period                        $        438  $       778
                                                ------------- ------------


The increase in previous quantity estimates was a result of management adjusting their estimates of recoverable reserves due to economic factors and potential development projects.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company has had no changes in its certified public accountants or experienced other matters required to be disclosed pursuant to Item 304 of Regulation S-B during the two most recent fiscal years or any later interim period.

                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of directors and executive officers
--------------------------------------------------

      The names of the Company's executive officers and directors as of March 27, 2002, and the positions held by each of them are set forth below:

Name                                       Position
----                                       --------
Richard W. Hellyer                         CEO, Chairman and Director
Darald A. Donnell                          President, COO, and Director
Darren J. Lopez                            Executive Vice President,
                                           Director
Dr. Melvin O. Warnecke                     Vice President-Research &
                                           Development
Raymond J. Woolston                        Chief Financial Officer

      The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
------------------------

      Set forth below is certain biographical information with respect to each of the Company's officers and directors.

      Richard W. Hellyer, age 51, became chief executive officer, chairman and a director of the Company in February 2002. Mr. Hellyer is a co-founder of LifeSmart Nutrition, Inc. and has been its chairman of the board of directors since June 2001 and its CEO since August 1997. He has been in the confectionery merchandise industry for more than twenty-five years, beginning with Nabisco in 1973. At Nabisco, he was a National Sales Manager in five classes of trade, where his responsibilities included account management, sales, advertising and managing marketing programs. He was also the Central Region Manager in Chicago, where he managed more than 400 people. From 1989-1990, he was the Director of Retail Sales at the NutraSweet Company, where he managed retail, private label, and new business development
departments throughout the United States.   From 1990 through December 1999,
he operated his own marketing and consulting firm which served as an exclusive agent for the NutraSweet Company in the United States and the Holland Sweetener Company, North America. Since May 1996, Mr. Hellyer has been a Senior Vice President of the Holland Sweetener Company.

      Darald A. Donnell, age 48, became president, chief operating officer and a director of the Company in February 2002. Mr. Donnell co-founded LifeSmart

Nutrition, Inc. in August, 1997, and has served as its president and COO since August 2001. Mr. Donnell served as LifeSmart Nutrition, Inc.'s president of international operations from approximately November 1997 until August 2001. From 1980-1984 he was the District Manager for Barber Greene Overseas, Inc., an international civil engineering firm. He started with the NutraSweet Company in 1984 and worked there until 1990, where he spearheaded marketing programs in the Philippines and Brazil. His responsibilities at NutraSweet included the management of four District Managers, a staff of fifty, and a manufacturing site in Brazil. From 1990 through December 1999 he worked for Mr. Hellyer's consulting firm which served as an exclusive agent for the NutraSweet Company in the United States and the Holland Sweetener Company, North America. Since May 1996, he has served as a vice president of sales for the Holland Sweetner Company.

      Darren J. Lopez, age 33, became executive vice president and a director of the Company in February 2002. Mr. Lopez co-founded LifeSmart in August, 1997, and has served as LifeSmart's executive vice president since August 2001. Mr. Lopez served as LifeSmart's vice president of Operations from inception until August 2001. Mr. Lopez is a certified fitness trainer and Specialist in Performance Nutrition and was instrumental in developing
LifeSmart's product line.   Mr. Lopez has served as President of ASF, a
specialty sales and marketing company (where he handled advertising, marketing and operations). He has also served as Director of Operations for PPAC, a non-profit organization.

     Dr. Melvin O. Warnecke, age 65, became vice president-research and development of the Company in February 2002. Dr. Warnecke has been the Vice President for Research and Development and Technical Services for LifeSmart Nutrition, Inc. since August 1997. Prior to joining LifeSmart Nutrition, Inc. Dr. Warnecke had his own company, Warnecke Technical, Inc., which he started in 1994. His company provided technical services such as quality control to
the confectionary industry.   Dr. Warnecke was the Vice President for
Technical Services from 1988 to 1994 for Brach Candy Company and Vice President Technical Services from 1977 to 1988 for Jacob-Suchard Brach, Inc. Dr. Warnecke is the past Chairman of the Technical Committee of the Chocolate Manufacturers of America. Dr. Warnecke was inducted into the Candy Hall of Fame at the 2001 meeting of the National Confectionary Sales Association of America.

      Raymond J. Woolston, age 43, became chief financial officer of the Company in February 2002. Mr. Woolston joined LifeSmart Nutrition, Inc. on November 26, 2001, as CFO. Ray has over 20 years of experience in accounting and finance. From 1981 to 1986 he worked with Kasteler & Newmann, a local Salt Lake City based CPA practice, focusing on small business tax and consulting. From 1986 to 1988 he worked with the Salt Lake City office of Ernst & Young, specializing in audits of large businesses. His areas of expertise included retail, service, manufacturing, and insurance. In 1988, Mr. Woolston joined Smith's Food & Drug Centers, Inc. Smith's was a $3 billion regional grocery store chain with operations in 8 western states. He remained there until August, 2001, after which he worked as a private business consultant until November, 2001. At Smith's Food & Drug Centers Mr. Woolston held various key finance roles including Director of Tax & Retail Accounting from 1988 to September 1998, V.P. Finance and CFO from September 1998 to August 2001. During his time at Smith's it grew from approximately $1 billion in sales to over $3 billion. While at Smith's, he worked on a $300 million plus funding through a successful IPO and secondary offering. Ray graduated from the University of Utah with a B.S. in Accounting and is a CPA, licensed in Utah.

Significant employees
---------------------

      The Company has no present employees who are expected to make a significant contribution to its business other than its current officers and directors. It is expected that current members of management will be the only persons whose activities will be material to the Company's operations.
Members of management are the only persons who may be deemed to be promoters of the Company.

Family relationships
--------------------

      There are no family relationships between any directors or executive officers of the Company and/or the managers of its subsidiary companies, GSC or LifeSmart Nutrition, Inc., either by blood or by marriage.

Involvement in certain legal proceedings
----------------------------------------

      During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

            (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

            (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

            (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

            (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

      Based solely upon a review of Form 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the Company's most recent fiscal year ended December 31, 2001 and Form 5 and amendments thereto furnished to the Company with respect to the Company's most recent fiscal year ended December 31, 2001, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 who failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) of the Securities Exchange Act of 1934.

                 ITEM 10.  EXECUTIVE COMPENSATION

      The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the persons who served as the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of the Company's last completed fiscal year):



                        SUMMARY COMPENSATION TABLE
                                    --------------------------

                                                        Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards            Payouts
                     --------------------------------- ----------------- -------
                                           Other        Restricted
Name and                                   Annual       Stock      Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards     /SARs    Payout   Compensation
------------------ ----- -------- -------- ------------ ---------- -------- -------- ------------
Lee Jackson        2001  $36,000   -0-       -0-         -0-        50,000   -0-       -0-
President          2000  $36,000   -0-       -0-         -0-         -0-     -0-       -0-
                   1999  $38,000   -0-       -0-         -0-         -0-     -0-       -0-


Options/SAR Grants in Last Fiscal Year
--------------------------------------

      The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended December 31, 2001, to the named executive officer of the Company.

                                   % of Total
                # of Securities    Options/SARS
                Underlying         Granted to                        Market Price
                Options/SARs       Employees in   Exercise or Base   on Date of
Name            Granted            Fiscal Year    Price ($/Share)    Grant         Expiration Date
--------------- ------------------ -------------- ------------------ ------------- ---------------
Lee Jackson        50,000             50,000          0.25            0.25          1-1-2004
Michael Labertew   50,000             50,000          0.25            0.25          1-1-2004



Bonuses and Deferred Compensation:
----------------------------------

      None.


Compensation Pursuant to Plans:
------------------------------

      The Company has a 1996 Stock Option Plan which initially had reserved 650,000 shares for issuance under the plan. When the Company acquired LifeSmart Nutrition, Inc. it also acquired LifeSmart's 1999 Non-Qualified Stock Plan with a maximum of 2,250,000 shares reserved for issuance under the Plan. Options are issued under both plans at the discretion of the Company's board of directors.

Pension Table:
-------------

      Not Applicable.

Other Compensation:
------------------

      None.

Compensation of Directors:
-------------------------

      Prior to the acquisition of LifeSmart Nutrition, Inc., it was the Company's policy to pay directors of the Company $100 per directors meeting attended. Presently the Company does not pay directors to attend directors' meetings.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     None of LifeSmart's officers have written employment contracts other than Richard Hellyer and Darren Lopez. It is anticipated that LifeSmart will enter into written employment agreements with Darald Donnell and Raymond J. Woolston, and possibly with other important employees as determined by the board of directors.

     On February 15, 2002, the Company granted certain non-qualified options to Richard W. Hellyer for 1,300,000 shares, Darald A. Donnell for 800,000 shares, Raymond J. Woolston for 1,000,000 shares, and Darren J. Lopez for 225,000 shares. All of these options are exercisable for a period of 10 years at the exercise price of $0.50 per share. Each option agreement contains certain provisions that are triggered by a change in control of the Company, as defined in the LifeSmart Nutrition, Inc. 1999 Non-Qualified Stock Option Plan. On a change-in-control, Mr. Woolston's option becomes fully vested and exercisable. The other three options are already fully vested. Also, on a change in control of the Company, each of the four option holders has the right to require the Company to purchase any portion or all of the option held by him, with the purchase price to be based on the highest price per share paid by the party(ies) acquiring control of the Company, less the exercise price per option share. Additionally, if the transaction resulting in a change in control creates any income tax liability for the option holder associated with an exchange of his option or a purchase or buy out of his option, then the Company shall pay to the option holder a cash payment equal to the combined federal and state income tax liability of the option holder plus the amount necessary for the option holder to pay all federal and state income taxes associated with the cash payments being made in order to "gross up" all income taxes so incurred by the option holder.


Officer and Director Remuneration
----------------------------------

      During 2001, Mr. Jackson, who then served as the Company's president, received a salary of $3,000.00 per month and Mr. Labertew did not take a salary.

Changes following acquisition of LifeSmart Nutrition, Inc.
----------------------------------------------------------

      The officers and directors of the Company changed effective February 15, 2002 when the Company acquired LifeSmart Nutrition, Inc. Compensation of the new officers and directors of the Company will be reported on in the Company's future annual reports.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock, by: (a) each person known by the Company to beneficially own more than 5% of the Company's common stock,
(b) each director and/or executive officer of the Company, and (c) all directors and executive officers of the Company, as a group, as of March 27, 2002 (after giving effect to the 1 for 2 reverse stock split of the Company's common stock which occurred in February 2002 and the acquisition of LifeSmart Nutrition, Inc., and the percentages are based on approximately 12,448,751 shares of the Company's common stock being issued and outstanding as of March 27, 2002:

                                          Amount and
                                          nature of
Name and address                          beneficial            Percent of
of 5% beneficial owner                    ownership             class
--------------------------------------    ------------------    ----------
Richard W. Hellyer                        2,479,500(1)          18.0%
8 East Broadway, Suite 200
Salt Lake City, Utah 84111

Darald A. Donnell                         2,301,500(2)          17.4%
8 East Broadway, Suite 200
Salt Lake City, Utah 84111

Raymond J. Woolston                       1,000,000(3)           7.4%
8 East Broadway, Suite 200
Salt Lake City, Utah 84111

Agave, Ltd.                               1,050,000(4)           8.2%
11157 Snider Road
Cincinnati, Ohio 45249

Lee Jackson/Rodaric Group,                  729,808(5)           5.8%
 LLC
712 Arrowhead Lane
Murray, Utah 84107

Interpress Technologies                     840,000              6.7%
930 Striker Avenue
Sacramento, California 95834


Executive Officers,
and Directors
--------------

Richard W. Hellyer                        2,479,500(1)          18.0%
Darald A. Donnell                         2,301,500(2)          17.4%
Darren J. Lopez                             444,885(6)           3.5%
Raymond J. Woolston                       1,000,000(3)           7.4%
Melvin O. Warnecke                           32,678              0.3%


_________________________
All Executive Officers                    6,258,563(7)          39.8%
and Directors as a Group
(5 persons)

(1) The shares beneficially owned by Richard W. Hellyer include options to purchase up to 1,300,000 shares exercisable at $0.50 per share.

(2) The shares beneficially owned by Darald A. Donnell include options to purchase up to 800,000 shares exercisable at $0.50 per share.

(3) The shares beneficially owned by Raymond J. Woolston include options to purchase up to 1,000,000 shares exercisable at $0.50 per share.

(4) The shares beneficially owned by Agave, Ltd. include warrants to purchase up to an additional 350,000 shares exercisable at $0.50 per share.

(5) Rodaric Group, LLC is controlled by Lee Jackson. The Rodaric Group, LLC owns 540,522 shares, Mr. Jackson owns an additional 4,286 shares. The Rodaric

Group, LLC also has options to purchase 60,000 shares at $0.50 per share; and Mr. Jackson also has warrants to purchase 125,000 shares of common stock at an exercise price of $0.50 per share.

(6) The shares beneficially owned by Darren J. Lopez include options to purchase up to 225,000 shares exercisable at $0.50 per share.

(7) The shares beneficially owned by all of LifeSmart's executive officers and directors, as a group, include options to purchase up to 3,325,000 shares exercisable at $0.50 per share.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 2000, the Company issued 94,400 shares of common stock to Lee Jackson in relation to funds advanced to the Company. These shares were on the same terms as shares sold to other shareholders.

      The Company has not had a need to rent office space during the two fiscal years prior to acquiring LifeSmart Nutrition, Inc. on February 15, 2002. During that time period, Lee Jackson allowed the Company to use his home as a mailing address. The cost was minimal and had not bee recorded as an expense of the Company.

      The Company received $200,000 in bridge loans from two shareholders of the Company, Michael Vanderhoff and Butternut Properties. The Company granted warrants to purchase 300,000 shares of common stock at $.50 as an incentive for the loans. The fair value of $32,971 for the warrants was expensed as interest expense. The Company repaid $150,000 of the loans and converted the balance into 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock at $.50 per share.

      LifeSmart Nutrition, Inc. has engaged in a number of transactions with related parties during its last two fiscal years and during the current fiscal year.

    Related  party  notes  payable  are  comprised  of  the
    following at May 31, 2001:
                                                        2001          2000
                                                -------------- -------------
Unsecured note payable to Richard Hellyer
with original balance of $50,000, which has
been increased and is now approximately
$128,000, with interest payable at or before
maturity in cash of $5,000 and 25,000 shares
of common stock at $0.175 per share, originally
due in full September 2000, which has been
extended and is now due on demand               $      26,205  $     61,000

Unsecured note payable to David Cannon with
original balance of $142,000, interest
payable at or before maturity in 200,000
shares of common stock at $.175 per share,
principal due in full in September 2000, the
current principal balance is approx. $51,750           71,500       104,000

Note payable to Cannon Industries, secured by
current and future accounts receivable and
personally guaranteed by certain other
shareholders, with interest payable at or
before maturity at 12% plus 25,000 warrants
exercisable at $.50 per share, principal due
in full September 2000 (effective annual
interest rate of 25%), current balance is
approximately $26,245                                  49,563        76,036

Note payable to Phil Rasmussen with original
balance of $250,000, secured by inventory and
the stock of certain other shareholders,
convertible at option of noteholder at any
time at $1.10 per share, interest payable at
or before maturity date in cash of $50,000
plus 50,000 stock options exercisable at
$1.10 per share, principal due in full August
2000 (effective interest rate of 38%), current
balance is approximately $183,364                     167,500       193,864

Various notes payable to 7 persons who are
relatives of LifeSmart's officers and directors
which were entered into in connection with the
repurchase of stock from several non-accredited
shareholders of LifeSmart which was necessary for
LifeSmart to proceed with the proposed business
combination with Upland, with interest payable at
maturity at 6.5%, principal due in full in
October 2001, the current principal balance is
approximately $130,165                                316,813             -

Unsecured note payable to Richard Hellyer,
interest payable at or before maturity in
cash of $20,000, principal due in full
September 2000 (effective annual interest
rate of 18%), current balance is -0-                        -       100,000

Unsecured note payable in the amount of $60,000
to Darald Donnell entered into after May 31, 2001,
interest payable at 0%,principal due on demand,
current balance is $60,000                                  -             -

                                                -------------- -------------
                                                $     631,581  $    534,900
                                                -------------- -------------


      On February 21, 2001, the Company issued a convertible note payable to an officer and stockholder of $50,000. The note has a conversion feature, by which the officer may convert each dollar of the outstanding note balance to one conversion unit, which included two shares of common stock convertible at $.29 per share and one warrant to purchase one share of common stock at $2 per share. As the note was convertible at any time at the option of the note holder, the Company recognized the beneficial conversion feature, the difference between the conversion price and the fair market value of the stock of $.50, as additional interest expense of $21,190.

      During 2001 and 2000, LifeSmart incurred expenses of $32,189 and $11,750, respectively, to a relative of Darren Lopez in connection with graphic design services provided on behalf of LifeSmart.

      During the fiscal year ended May 31, 2000, LifeSmart issued 400,000 shares of its restricted stock to Richard Hellyer and 150,000 shares of its restricted stock to Darren Lopez as part of their compensation for services. During the fiscal year ended May 31, 2001, LifeSmart granted options to Richard Hellyer and Darren Lopez, to purchase up to 600,000 shares and 75,000 shares, respectively, of LifeSmart common stock, exercisable for 5 years at $0.50 per share. Since May 31, 2001, LifeSmart has granted options to Richard Hellyer, Darren Lopez, Darald Donnell, and Raymond Woolston, to purchase up to 1,300,000 shares, 225,000 shares, 800,000 shares, and 1,000,000 shares, respectively, of LifeSmart common stock, exercisable for 10 years at $0.50 per share. The options granted after May 31, 2001 to Richard Hellyer and Darren Lopez replaced the options granted to them in the fiscal year ended May 31, 2001. On February 15, 2002, the Company granted options to Richard Hellyer, Darren Lopez, Darald Donnell and Ray Woolston to purchase up to 1,300,000 shares, 225,000 shares, 800,000 shares and 1,000,000 shares, respectively, of common stock of the Company (LifeSmart Nutrition Technologies, Inc.) in exchange for canceling the similar options granted to them by LifeSmart Nutrition, Inc.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Description

 2.1              Agreement and Plan of Reorganization-
                  LifeSmart

 2.2              Amendment to Agreement and Plan of
                  Reorganization-LifeSmart

 2.3              Waiver-LifeSmart

 3.1              Articles of Incorporation and Certain
                  Related Amendments

 3.2              Amendment to Articles of Incorporation
                  dated February 12, 2002

 3.3              By-Laws

10.1              1996 Stock Option Plan and Related
                  Amendments

10.2              1999 LifeSmart Nutrition, Inc. Non-Qualified
                  Stock Option Plan adopted by the Company

21.1              List of Subsidiaries

               * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIFESMART NUTRITION TECHNOLOGIES, INC.



Date: April 1, 2002             By /s/ Richard W. Hellyer
                                  ----------------------------------------
                                  Richard W. Hellyer, Chairman of the Board
                                  of Directors and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 1, 2002             By /s/ Richard W. Hellyer
                                  -----------------------------------------
                                  Richard W. Hellyer, Chairman of the Board
                                  Of Directors and Chief Executive Officer



Date: April 1, 2002             By
                                  -----------------------------------------
                                  Darald A. Donnell, Director



Date: April 1, 2002             By /s/ Darren J. Lopez
                                  --------------------------------------
                                   Darren J. Lopez, Director



Date: April 1, 2002             By /s/ Raymond J. Woolston
                                  --------------------------------------
                                  Raymond J. Woolston, Chief Financial
                                  Officer and Chief Accounting Officer

                          EXHIBIT INDEX

Exhibit                                           Exhibit
Number            Description                     Location

 2.1    Agreement and Plan of Reorganization-     Incorporated by
        LifeSmart                                 reference from
                                                  the Company's Form
                                                  10-K Annual Report
                                                  filed April 17,
                                                  2001 as Exhibit
                                                  2.01

 2.2    Amendment to Agreement and Plan of        Incorporated by
        Reorganization-LifeSmart                  reference from
                                                  the Company's Form
                                                  8-K Current Report
                                                  filed February 8,
                                                  2002 as Exhibit
                                                  99.01

 2.3    Waiver-LifeSmart                          Incorporated by
                                                  reference from
                                                  the Company's Form
                                                  8-K Current Report
                                                  filed February 8,
                                                  2002 as Exhibit
                                                  99.02

 3.1    Articles of Incorporation and Certain     Incorporated by
        Related Amendments                        reference from
                                                  the Company's Form
                                                  10-SB Registration
                                                  Statement filed
                                                  April 30, 1997
                                                  as Exhibit 2

 3.2    Amendment to Articles of Incorporation    Included herein
        dated February 12, 2002

 3.3    By-Laws                                   Incorporated by
                                                  reference from
                                                  the Company's Form
                                                  10-SB Registration
                                                  Statement filed
                                                  April 30, 1997
                                                  as Exhibit 3

10.1    1996 Stock Option Plan and Related        Incorporated by
        Amendments                                reference from
                                                  the Company's Form
                                                  10-SB Registration
                                                  Statement filed
                                                  April 30, 1997
                                                  as Exhibit 14

10.2     1999 LifeSmart Nutrition, Inc. Non-      Included herein
         Qualified Stock Option Plan adopted
         by the Company

21.1     List of Subsidiaries                     Included herein