Form 10QSB
period 2002-02-28
LIFESMART NUTRITION TECHNOLOGIES INC
filed 2002-04-15
CIK 920273

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
         For the quarterly period ended February 28, 2002

                  Commission file number 0-22497

              LIFESMART NUTRITION TECHNOLOGIES, INC.

 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

 Utah                                           87-0430780
(State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)


                    8 East Broadway, Suite 200
                    Salt Lake City, Utah 84111
             ________________________________________
             (Address of principal executive offices)

                          (801) 596-3222
         ________________________________________________
         (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of April 9, 2002, the issuer had outstanding 12,448,747 shares of its Common Stock, $0.001 par value per share.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of LifeSmart Nutrition Technologies, Inc., a Utah corporation, as of February 28, 2002, the unaudited related consolidated statements of operations for the three and nine month periods ended February 28, 2002 and February 28, 2001, and the unaudited related consolidated statement of cash flows for the nine month periods ended February 28, 2002 and February 28, 2001, appear below.

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of LifeSmart Nutrition Technologies, Inc. consolidated with LifeSmart Nutrition, Inc. and G.S. & C., Inc., its wholly-owned subsidiaries. The names "LifeSmart", the "Company", "we", "our" and "us" used in this report refer to LifeSmart Nutrition Technologies, Inc. and its subsidiaries.

              LifeSmart Nutrition Technologies, Inc.
                    Consolidated Balance Sheet



                                                            February 28
                                                            (Unaudited)
                                                               2002
                                                           -------------
          Assets

Current assets:
    Accounts receivable, net of allowance of $58,680        $   930,662
    Inventories                                                 662,925
    Prepaid expenses                                              2,513
                                                           -------------

          Total current assets                                1,596,100

Property and equipment, net                                      21,991
Intangibles, net                                                 13,890
Other                                                            11,403
Net assets of discontinued operations held for sale              75,342
                                                           -------------

          Total assets                                     $  1,718,726
                                                           =============

    Liabilities and Stockholders' Deficit

Current liabilities:
    Bank overdraft                                         $    205,866
    Line of credit                                              662,252
    Accounts payable                                          1,124,647
    Accrued expenses                                            268,199
    Related party notes payable                                 926,342
                                                           -------------

          Total current liabilities                           3,187,306
                                                           -------------

Commitments and contingencies                                         0

Stockholders' deficit:
    Common stock, par value $.001, 50,000,000 shares
      authorized; 12,448,747 shares issued and
      outstanding                                                12,449
    Capital in excess of par value                            6,094,817
    Subscription receivable                                    (175,074)
    Accumulated deficit                                      (7,400,772)
                                                           -------------

         Total stockholders' deficit                        (1,468,580)
                                                           -------------

         Total liabilities and stockholders' deficit       $  1,718,726
                                                           =============


                 LifeSmart Nutrition Technologies, Inc.
                  Consolidated Statement of Operations




                                            Three Months Ended         Nine Months Ended
                                               February 28                February 28
                                               (Unaudited)                 (Unaudited)
                                           2002          2001         2002            2001
                                        ------------ ------------- ------------- -------------
Net sales                               $ 1,259,487  $    217,521  $  2,751,871  $    686,553
Cost of sales                               904,037       160,965     1,952,660       478,647
                                        ------------ ------------- ------------- -------------

Gross profit                                355,450        56,556       799,211       207,906
                                        ------------ ------------- ------------- -------------
Operating expenses:
  Selling and marketing                      76,196       174,928       352,931       191,183
  General and administrative                655,046       329,584     1,361,626     1,094,919
  Research and development                   31,152         1,306        46,872         6,097
                                        ------------ ------------- ------------- -------------

          Total operating expenses          762,394       505,818     1,761,429     1,292,199
                                        ------------ ------------- ------------- -------------

          Loss from operations             (406,944)     (449,262)     (962,218)   (1,084,293)

Other income (expense):
  Interest income                                89           451           543         2,403
  Interest expense                         (421,494)            0      (668,616)      (13,809)
  Other                                         100             0           742        80,833
                                        ------------ ------------- ------------- -------------

          Net loss before income taxes     (828,249)     (448,811)   (1,629,549)   (1,014,866)

      Provision for income taxes                  0             0             0             0
                                        ------------ ------------- ------------- -------------

          Net loss                      $  (828,249) $   (448,811) $ (1,629,549) $ (1,014,866)
                                        ============ ============= ============= =============
Net loss per share - basic and diluted  $     (0.10) $      (0.06) $      (0.20) $      (0.15)
                                        ============ ============= ============= =============
Weighted average common and common
  equivalent shares - basic and diluted   8,599,000     7,994,000     8,052,000     6,743,000
                                        ============ ============= ============= =============


                  LifeSmart Nutrition Technologies, Inc.
                   Consolidated Statement of Cash Flows


                                                             Nine Months Ended
                                                                 February 28
                                                                 (Unaudited)
                                                             2002            2001
                                                          -------------- ------------
Cash flows from operating activities:
  Net loss                                                $  (1,629,549) $(1,014,866)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Bad debt expense                                            41,646            0
     Depreciation and amortization expense                       17,887       30,403
     Common stock issued for services                            25,000       32,750
     Common stock issued for interest                                 0       20,000
     Stock options issued for services                           78,271      211,792
     Stock options issued for interest                          329,675       63,487
     Beneficial conversion feature                                    0       21,190
     Common stock issued in connection with debt                      0       50,000
     (Increase) or decrease in:
       Accounts receivable                                     (667,044)    (212,111)
       Inventory                                               (522,107)    (700,690)
       Prepaid expense                                                0       30,967
       Other assets                                                   0      (38,509)
     Increase or (decrease) in:
       Accounts payable                                         725,140      123,124
       Accrued liabilities                                       92,434       59,451
                                                          -------------- ------------

          Net cash used in operating activities              (1,508,647)  (1,323,012)
                                                          -------------- ------------

Cash flows from investing activities:
    Purchase of property and equipment                           (3,648)      (8,223)
    Additions to intangible assets                              (13,890)           0
                                                          -------------- ------------

          Net cash used in investing activities                 (17,538)      (8,223)
                                                          -------------- ------------

Cash flows from financing activities:
    Increase in cash overdraft                                  162,225      215,693
    Proceeds from advances                                      250,003            0
    Net proceeds (payments) on line of credit                   662,252            0
    Proceeds from related party debt                            847,999      410,000
    Reduction of related party debt                            (623,918)    (348,538)
    Proceeds from issuance of common stock                      100,000      954,080
    Reduction of subscription receivable                        127,624      100,000
                                                          -------------- ------------

          Net cash provided by financing activities           1,526,185    1,331,235
                                                          -------------- ------------

          Net increase (decrease) in cash                             0            0

  Cash, beginning of period                                           0            0
                                                          -------------- ------------

Cash, end of period                                       $           0  $         0
                                                          ============== ============




      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                        February 28, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10- QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002.

NOTE B - RECLASSIFICATIONS

Certain 2001 financial statement amounts have been reclassified to conform to 2002 presentation.

NOTE C - WEIGHTED AVERAGE SHARES

Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

2002
----

During the period ended February 28, 2002, LifeSmart Nutrition Technologies, Inc. (LSNT), formerly Upland Energy Corporation, issued 8,079,435 shares of common stock in exchange for 100% of the issued and outstanding shares of LifeSmart Nutrition, Inc. (LSN) For accounting purposes the business combination is treated as a reverse acquisition or a recapitalization of LSN, with LSN being treated as the accounting acquirer. All of the net assets and liabilities of LSNT were part of discontinued operations. The net assets of discontinued operations purchased consisted of the following:


             Advances receivable        $       818,253
             Oil and gas properties             100,000
             Property and equipment                 909
             Accounts payable                   (25,567)
                                        ----------------

                                                893,595
             Net assets purchased              (893,595)
                                        ----------------
             Net cash received in
               acquisition              $             -
                                        ================


2001
-----

During the period ended February 28, 2001, the Company issued 440,000 shares of common stock to retire debt of $200,000 and interest payable of $20,000.

                                                     Nine Months Ended
                                                         February 28,
                                                     2002          2001
                                                 ------------- -------------
 Actual amounts of cash paid for:
    Interest paid                                $    213,938  $          -
                                                 ------------- -------------
    Income taxes paid                            $          -  $          -
                                                 ------------- -------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.


     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company was originally organized in Utah on January 30, 1986 under the name Upland Investment Corporation, to engage in the acquisition and/or development of assets, properties or businesses of any kind.

     In November 1993, the Company acquired G.S. & C., Inc., a Nevada corporation ("GSC") in a stock for stock transaction. GSC was organized under the laws of Nevada on September 1, 1993. In connection with the transaction, the name of the Company was changed from Upland Investment Corporation to Upland Energy Corporation to better reflect the Company's business activities at that time.

     The Company has been engaged in the business of exploring for and developing oil and gas reserves through its subsidiary, GSC. GSC sold certain oil and gas assets in August 1999, and the Company's focus shifted to its oil and gas operations in the Hittle field in central Kansas.

     On February 15, 2002, the Company acquired LifeSmart Nutrition, Inc., a Utah corporation engaged in the development and sale of nutraceutical products. In connection with the acquisition of LifeSmart Nutrition, Inc., the following occurred: (a) the Company amended its Articles of Incorporation to change its name to LifeSmart Nutrition Technologies, Inc. to better reflect the Company's present primary business activities and to add 10,000,000 shares of preferred stock to the Company's authorized capitalization; (b) the Company's common stock was reverse split on a 1 for 2 share basis; (c) the former officers and directors of the Company resigned, and the directors of LifeSmart Nutrition, Inc. were elected as directors of the Company; (d) shares of LifeSmart Nutrition, Inc. common stock were converted to shares of the Company's common stock on the basis of seven-tenths of one (0.7) share of the Company's common stock for one (1) share of LifeSmart Nutrition, Inc. common stock. LifeSmart Nutrition, Inc. is now a wholly-owned subsidiary of the Company. The Company now intends to focus its efforts on the nutraceutical business of LifeSmart Nutrition, Inc.

     As a negotiated term of the LifeSmart Nutrition, Inc. acquisition agreement, the Company agreed to either spin off its oil and gas operations to its shareholders or sell its oil and gas operations. Under the terms of the acquisition agreement, all of the Company's oil and gas operations will be transferred to GSC. The spin off, if accomplished, will not be on a pro rata basis. Instead, the former Upland Energy Corporation shareholders of record as of February 14, 2002 will receive one share of GSC common stock for every ten shares of Upland Energy Corporation they then held. As a result, the former Upland Energy Corporation shareholders will receive approximately 873,859 shares of GSC common stock. Every former LifeSmart Nutrition, Inc. shareholder of record as of February 14, 2002 will receive one tenth of one (0.1) share of GSC common stock for every one share of the Company's common stock held by such shareholders immediately after the acquisition of LifeSmart. As a result, former LifeSmart Nutrition, Inc. shareholders will receive an aggregate of approximately 80,794 shares of GSC common stock.

     If the Company does not complete the spin off of GSC by February 15, 2003, Lee Jackson and Maven Properties, LLC have an option to purchase GSC from the Company for one hundred thousand dollars ($100,000). The spin off plan and option were entered into to provide a mechanism to help dispose of the Company's oil and gas properties which LifeSmart Nutrition, Inc.'s management did not want to operate after the acquisition. The oil and gas properties had not proven profitable in the past and the LifeSmart Nutrition, Inc. management does not want the oil and gas operations to be a drain on its business and management's time.

Liquidity and Capital Resources

     At February 28, 2002, the Company had total current assets of $1,596,100, comprised of $930,662 in accounts receivable, net, $662,925 in inventories and $2,513 in prepaid expenses. The Company's remaining assets represented net assets of discontinued operations (oil and gas properties) held for sale of $75,342, property and equipment, net of $21,991, intangibles, net of $13,890, and other assets of $11,403. As of February 28, 2002, the Company had total current liabilities of $3,187,306, comprised of accounts payable of $1,124,647, related party notes payable of $926,342, accrued expenses of $268,199, a bank overdraft of $205,866 and a line of credit related to accounts receivable factoring of $662,252. During the fiscal year ended February 28, 2002, the Company was able to largely fund operations through raising additional equity capital and through incurring additional debt.

     The Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, which needs additional operating capital. The Company is attempting to raise between $250,000 and $2,000,000 capital through a private placement offering of its common stock. If the Company is successful in raising all $2,000,000 gross offering proceeds sought in the offering, the Company should have sufficient capital to continue operating for at least the next 12 months. If the Company raises less than $2,000,000 in its offering, the Company will need to seek equity capital and/or debt from other sources in order to meet the Company's cash needs for the next 12 months. The success of the Company and its subsidiaries will, initially, depend upon the ability of the Company to raise capital.

     LifeSmart's most significant cash needs in its present fiscal year include raising funds to pay existing accounts payable and accrued expenses, pay off some existing notes payable, increase inventories to meet the demands of the increasing sales which the Company anticipates, and to cover other operating expenses until such time as revenues are sufficient to cover all
operating expenses.   As of February 28, 2002, LifeSmart had no cash on hand,
but it is able to borrow more on its accounts receivable factoring arrangement as the Company generates more sales and related accounts receivable.
LifeSmart must raise additional debt or equity capital in approximately the next sixty (60) days to continue operations.

Results of Operations

     During the three months ended February 28, 2002, the Company had net sales of $1,259,487, an increase of $1,041,966 over the net sales of $217,521 which the Company had in the three months ended February 28, 2001. The Company's gross profit for the three months ended February 28, 2002, was $355,450, an increase of $298,894 over the gross profit of $56,556 generated in the three months ended February 28, 2001. Operating expenses for the three months ended February 28, 2002 were $762,394, an increase of $256,576 from the operating expenses of $505,818 incurred in the three months ended February 28, 2001. The increase in operating expenses was largely attributable to the increase in general and administrative expenses which increased to $655,046 in the current period from $329,584 incurred in the prior period. This increase in general and administrative expenses was largely attributable to ramping up sales and operations and fund raising activities. The Company anticipates that as sales increase, general and administrative expenses will become a smaller percentage of total sales.

     During the nine months ended February 28, 2002, the Company had net sales of $2,751,871, an increase of $2,065,318 over the net sales of $686,553 which the Company had in the nine months ended February 28, 2001. The Company's gross profit for the nine months ended February 28, 2002, was $799,211, an increase of $591,305 over the gross profit of $207,906 generated in the nine months ended February 28, 2001. Operating expenses for the nine months ended February 28, 2002 were $1,761,429, an increase of $469,230 from the operating expenses of $1,292,199 incurred in the nine months ended February 28, 2001. The increase in operating expenses was largely attributable to a $266,707 increase in general and administrative expenses, and a $161,748 increase in selling and marketing expenses.

     During the three months ended February 28, 2002, LifeSmart experienced a net loss in the amount of $828,249, or approximately ($0.10) per share, which is $379,438 greater than the net loss of $448,811, or approximately ($0.06) per share, incurred during the three months ended February 28, 2001. For the nine months ended February 28, 2002, the Company incurred a net loss of $1,629,549, or approximately ($0.20) per share. This was $614,683 more than the net loss of $1,014,866, or approximately ($0.15) per share, incurred by the Company during the nine month period ended February 28, 2001.

     The Company attributes the increased net loss for the three and nine month periods ended February 28, 2002 primarily to increased interest expenses incurred to finance the growth of the Company's nutraceutical business.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     No legal proceedings involving LifeSmart as a defendant were commenced during the three month period ended February 28, 2002. As of the date of this report, LifeSmart is not a defendant in any legal proceedings.

Item 2.     Changes in Securities.

     During the three month period ended February 28, 2002, LifeSmart made the following sales of shares of LifeSmart's common stock and/or granted the following options and/or warrants to purchase shares of LifeSmart's common stock which were not registered under the Securities Act of 1933:

     1. Effective February 15, 2002, the Company acquired LifeSmart Nutrition, Inc. in a transaction in which shares of LifeSmart Nutrition, Inc. common stock were converted to shares of the Company's common stock on the basis of seven-tenths of one (0.7) share of the Company's common stock for one
(1) share of LifeSmart Nutrition, Inc. common stock, with the result that 8,079,435 (reverse split) shares of the Company's common stock were issued to the former shareholders of LifeSmart Nutrition, Inc.

     2. In connection with the acquisition of LifeSmart Nutrition, Inc. by the Company on February 15, 2002, four of the executive officers and/or directors and six other employees of LifeSmart Nutrition, Inc. exchanged certain options which they then held to acquire shares of common stock of LifeSmart Nutrition, Inc. for options to acquire shares of common stock of the Company. In this exchange of options, the Company granted options to four of the executive officers and/or directors to purchase a total of 3,325,000 shares of the Company's common stock exercisable at $0.50 per share for a period of ten years, and the Company granted options to the six employees to purchase a total of 500,000 shares of the Company's common stock exercisable at $0.50 per share for a period of five years.

     3. During the three months ended February 28, 2002, the Company granted options to ten persons who had loaned funds to the Company. These options covered a total of 489,990 shares of the Company's common stock exercisable at $0.50 per share for a period of three to five years.

     4. During the three months ended February 28, 2002, the Company granted options to three non-employee persons who provided services to the Company. These options covered a total of 30,000 shares of the Company's common stock exercisable at $0.50 per share for a period of five years.

     5. During the three months ended February 28, 2002, the Company granted options to two persons as part of dispute settlements. These options covered a total of 130,000 shares of the Company's common stock exercisable at $0.50 per share for a period of five years.

     All of the shares described in the transactions listed above were sold directly by LifeSmart, and no underwriters were involved in the transactions. LifeSmart relied on Rule 506 of Regulation D in issuing its shares of common stock in connection with the acquisition of LifeSmart Nutrition, Inc. The shares were issued to 35 or fewer non-accredited investors and a large number of accredited investors, each of whom received a detailed proxy statement/private placement memorandum describing the proposed acquisition, prior to the vote of the LifeSmart Nutrition, Inc. shareholders taken on February 12, 2002. LifeSmart relied on section 4(2) of the Securities Act of 1933 in making all other sales or issuances of securities described in the transactions listed above. No advertising or general solicitation was employed in offering any of the shares. Each purchaser received disclosure information concerning LifeSmart. Each purchaser also had the opportunity to investigate LifeSmart and ask questions of its executive officers and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by LifeSmart.

Item 3.     Defaults Upon Senior Securities.

     As of February 28, 2002 there were loans in the amount of $285,000 plus accrued interest that were in default. The Company is in negotiations with the parties involved, and the Company believes it will be able to negotiate extensions of the due dates and/or pay off the loans that are in default in the near future.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of LifeSmart Nutrition Technologies, Inc. shareholders during the three months ended February 28, 2002. Although an Information Statement was sent to LifeSmart Nutrition Technologies, Inc. shareholders during the three months ended February 28, 2002, the Information Statement related to the shareholder approval of the acquisition of LifeSmart Nutrition, Inc. and related matters which were approved by written consent of the Company's shareholders in May, 2001.

Item 5.   Other Information.

     (a)  Change in fiscal year.

     In the past, the Company has operated on a fiscal year ending each December 31. LifeSmart Nutrition, Inc. has operated on a fiscal year ending each May 31. In connection with the Company's acquisition of LifeSmart Nutrition, Inc. on February 15, 2002, the Company changed its fiscal year to end May 31 to be consistent with the fiscal year end of its principal subsidiary, LifeSmart Nutrition, Inc.

     (b) Changes in the Company's Certifying Accountant.

     Effective April 11, 2002, LifeSmart decided to change its certifying accountant from Pritchett, Siler & Hardy, P.C. ("Pritchett, Siler & Hardy") to Tanner + Co., a firm which was already familiar with auditing the Company's primary subsidiary, LifeSmart Nutrition, Inc. Effective April 11, 2002, LifeSmart dismissed Pritchett, Siler & Hardy as the independent accountant previously engaged by LifeSmart to audit the financial statements of LifeSmart.

     Pritchett, Siler & Hardy's reports on the financial statements of LifeSmart for either of the past two years has not contained an adverse opinion or disclaimer of opinion, nor has any report been modified as to uncertainty, audit scope, or accounting principles.

     During LifeSmart's two most recent fiscal years, and any subsequent interim period preceding the dismissal of Pritchett, Siler & Hardy, there were no disagreements with Pritchett, Siler & Hardy, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     During LifeSmart's two most recent fiscal years and any subsequent interim period preceding this change in certified accountants:

          (A) Pritchett, Siler & Hardy did not advise LifeSmart that the internal controls necessary to develop reliable financial statements did not exist;

          (B) Pritchett, Siler & Hardy did not advise LifeSmart that information had come to Pritchett, Siler & Hardy's attention which made Pritchett, Siler & Hardy unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management;

          (C) Pritchett, Siler & Hardy did not advise LifeSmart that the scope of the audit should be expanded significantly, or that information had come to Pritchett, Siler & Hardy's attention that Pritchett, Siler & Hardy had concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to Pritchett, Siler & Hardy's satisfaction prior to its resignation or dismissal.

     On April 11, 2002, the decision was made by LifeSmart to engage the accounting firm of Tanner + Co. as the new independent accountant engaged by LifeSmart as the principal accountant to audit LifeSmart's financial statements. The decision to change accountants was recommended and approved by LifeSmart's board of directors, who decided to use the auditing firm that had already audited the financial statements of LifeSmart's subsidiary, LifeSmart Nutrition, Inc. On April 11, 2002, LifeSmart engaged Tanner + Co. as the new independent accountant engaged by LifeSmart as the principal accountant to audit LifeSmart's financial statements.

     During LifeSmart's two most recent fiscal years, and any subsequent interim period prior to engaging Tanner + Co., neither LifeSmart nor someone on its behalf consulted Tanner + Co. regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on LifeSmart's financial statements; or (ii) any matter which was the subject of a disagreement (there were no disagreements) or event identified in Item 304(a)(1)(iv) of Regulation S-B.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits included with this report:


SEC Ref.     Exhibit
 Number      Number    Title of Document                    Location
--------    --------   ------------------------------    --------------
  16          16.1     Letter Regarding Change              This Filing
                       in Certifying Accountant

     (b) During the three months ended February 28, 2002, the Company filed the following Current Reports on Form 8-K:

     1. Form 8-K Current Report dated February 7, 2002 filed on February 8, 2002 reporting on Item Nos. 5 and 7.

     2. Form 8-K Current Report dated February 22, 2002 filed February 27, 2002 reporting on Item Nos. 1, 2 and 7.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LIFESMART NUTRITION TECHNOLOGIES, INC.
                            (Registrant)


Date: April 15, 2002     By: /S/ Raymond J. Woolston
                             Raymond J. Woolston, Chief Financial
                             Officer and Chief Accounting Officer