Form 10KSB
period 2002-05-31
LIFESMART NUTRITION TECHNOLOGIES INC
filed 2002-09-12
CIK 920273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended   May 31, 2002
                                  ------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _____ to ______

                 Commission File Number:  0-22497

              LifeSmart Nutrition Technologies, Inc.
   ___________________________________________________________
   (Name of small business issuer as specified in its charter)


        Utah                                     87-0430780
_______________________________            ________________________
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

        8 East Broadway, Suite 200
        Salt Lake City, Utah                     84111
_______________________________________      ______________
(Address of principal executive offices)        (Zip Code)

                          (801) 596-3222
          _____________________________________________
          Issuer's telephone number, including area code

Securities registered pursuant to section 12(b) of the Exchange Act:


Title of each class       Name of each exchange on which registered
        None                                  N/A
___________________       _________________________________________

Securities registered pursuant to section 12(g) of the Exchange Act:

                  Common stock, par value $0.001
                 ________________________________
                         (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [X]

     State issuer's revenues for its most recent fiscal year:  $3,526,367

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: Based on the average of the bid price ($0.15 per share) and the asked price ($0.23) for the Company's Common Stock on August 28, 2002, of $0.19 per share, and an estimated 8,354,288 shares held by non-affiliates, the market value of shares held by non-affiliates was approximately $1,587,315.

     As of August 22, 2002, the Registrant had approximately 15,221,240 shares of common stock issued and outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:

NONE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     In March 2001, the Company entered into an Agreement and Plan of Reorganization to acquire LifeSmart Nutrition, Inc., a Utah corporation, engaged in the development and sale of nutraceutical products. The acquisition of LifeSmart Nutrition, Inc. was consummated on February 15, 2002. In connection with the acquisition of LifeSmart Nutrition, Inc., the following occurred: (a) the Company amended its Articles of Incorporation to change its name to LifeSmart Nutrition Technologies, Inc. to better reflect the Company=s primary business activities and to add 10,000,000 shares of preferred stock to the Company's authorized capitalization; (b) the Company's common stock was reverse split on a 1 for 2 share basis; (c) the former officers and directors of the Company resigned, and the then existing directors of LifeSmart Nutrition, Inc. were elected directors of the Company; (d) shares of LifeSmart Nutrition, Inc. common stock were converted to shares of the Company's common stock on the basis of seven-tenths of one (0.7) share of the Company's common stock for one (1) share of LifeSmart Nutrition, Inc. common stock, with the result that approximately 8,079,000 reverse split shares of the Company's common stock were issued to the former shareholders of LifeSmart Nutrition, Inc. As a result of the acquisition, LifeSmart Nutrition, Inc. is now a wholly-owned subsidiary of the Company.

     Since the acquisition of LifeSmart Nutrition, Inc., the Company has focused its efforts on the nutraceutical business of LifeSmart Nutrition, Inc.

         Our Primary Business - LifeSmart Nutrition, Inc.

Introduction

     LifeSmart Nutrition, Inc. was formed as a Utah corporation in 1997 to compete in the growing $86 billion nutraceutical industry (Smith, E. 1998). Its corporate office is located in Salt Lake City, Utah. The Company currently has 10 employees, and plans to keep the employee count at or below 20, as long as its manufacturing is outsourced. LifeSmart is a product driven organization with emphasis on superior sales and merchandising as well as world class research and development. LifeSmart's mission is to provide consumers with life enhancing nutrition supplements via a great tasting confectionary or food vehicle. LifeSmart plans to take its products to market through the LifeSmart brand, select private label, controlled label, and/or licensing agreements. LifeSmart is already using its expertise to make custom formulas for key private label accounts. LifeSmart intends to remain a product and consumer driven company with continued emphasis on sales/marketing and R&D.

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

     LifeSmart began marketing its first two nutritional soft chews in the second half of 2000; a calcium chew and a creatine chew. During 2001 and

2002, LifeSmart introduced additional nutrient enhanced chews including vitamins and joint chews for arthritis related problems. The Company has also developed soft, great tasting, candy-like products that are designed to help dieters lose weight. During fiscal 2002, LifeSmart plans to aggressively market its existing product line. The Company will also continue to introduce additional products in the future, along several nutritional lines, based on consumer demand.

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

     Though the nutraceutical arena is blossoming, the barriers to entry remain high. These barriers include: the amount of money needed to develop high-quality products and brand awareness; the difficulty of achieving private label deals (there is only a small group of contacts controlling this industry); the competition for brokers' time and commitment to individual product lines; and the fight for shelving and SKU space.

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

     Joint Chew. LifeSmart currently has developed a soft joint chew it plans to market to the almost 43 million Americans who suffer from arthritis, and who take a variety of substances for relief (Arthritis Foundation 2001). Each joint chew typically contains 500 mg of glucosamine and 400 mg of chondroitin. Some select private label formulas, and LifeSmart's branded formula also contain MSM. Glucosamine and chondroitin have been proven in a recent Lancet survey to reduce and possibly reverse the effects of osteoarthritis.
Currently LifeSmart provides this private label product for GNC. LifeSmart also is actively marketing the LifeSmart branded joint product to several major retailers. The company received its first purchase orders for its branded joint product in January 2002, to be shipped to Albertson's and Marsh's grocery stores.

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

     Vitamin C. LifeSmart has several different formulas for Vitamin C, including a kid's formula and an adult version ranging from 250 mg to 500 mg. Linus Pauling was behind much of the Vitamin C research and found that it was a powerful antioxidant and very useful in strengthening the immune system. Currently, LifeSmart is providing Vitamin C under private label arrangements to GNC. GNC currently is shipping a Kids version and an Adult Version. Initial sale numbers have shown this product has been very well received in the GNC locations. LifeSmart management feels that the Vitamin C products they currently produce will see very strong demand for many years to come.

     Weight Loss Soft Chew. Currently LifeSmart has produced and shipped two different private label weight loss soft chews to a company by the name of EOLA. These soft chews are proprietary formulas of EOLA that the company developed into its unique soft chew delivery system, to improve taste, consumer appeal, and effectiveness. The company began shipping this product in January, and the response has been very positive. With obesity trends continuing to increase, it is the Company's opinion that the demand for this type of product should continue to grow substantially.

     Fiber Bar/Citrus Aurantium. LifeSmart has designed a unique high fiber bar that contains 5 grams of fiber and 600 mg of citrus aurantium (a safe, non-ephedra diet aid). Initial taste tests have met with incredible results; most people feel this bar tastes very similar to a chocolate peppermint patty. To take it to market, the Company has presented the product to Metabolife, and will slightly modify the formula to fit Metabolife's consumer needs. It is the company's opinion that the many applications and potential uses of this bar are significant (weight loss, meal replacement, fiber supplement, etc.). The great taste of this product will give it wide appeal to both men and women of all age groups.

     Soy Soft Chew. The Company has developed a soy soft chew that would be positioned as a supplement to aid in developing a healthy heart. Soy has been shown clinically to reduce cholesterol levels as well as blood lipid levels. Management expects the demand for this product to be substantial.

     Noni. LifeSmart has developed a noni soft chew that contains 500 mg. of this popular antioxidant substance. LifeSmart has filed for a patent to protect this technology. LifeSmart firmly believes that this soft chew will be widely embraced by the masses that have started to consume noni on a daily basis. Industry sales of noni have recently climbed to approximately $1 billion annually. LifeSmart is customizing several different noni soft chew flavors for accounts that are expected to launch the product during the 2nd half of 2002.

     Methoxy. During the first quarter of 2001, LifeSmart introduced a soft chew formulated to give people a safe legal alternative to steroids. Each methoxy soft chew contains 200 mg of methoxyisoflavone and 50 mg of ipriflavone. Methoxy was under patent to the Hungarian pharmaceutical company, Chinon until 1997. Ipriflavone has also been used in Europe to treat osteoporosis. LifeSmart has filed a patent to protect this product.

     Multivitamin Chews. LifeSmart has developed several different vitamin soft chew formulas. They include formulas that are similar to the vitamin content of Flintstone Vitamins, GNC Multivitamins, and many others. The company is currently supplying these chews to GNC as a private label.

     Research and Development. LifeSmart has many products in various phases of R&D which include an immune builder chew, antioxidant chew, sexual enhancement soft chew, and a ready-to-drink shake, to name a few. LifeSmart will continue to develop custom blends, products and formulas to market as private label opportunities, as well as for its current and future key accounts to be offered under the LifeSmart brand. LifeSmart management believes that its R&D abilities are world class and will enable them to continue to develop great tasting products for consumers.

Sales

     The Company's sales are achieved using two approaches; direct sales calls to customers as well as using a broker sales force. The Company is primarily capitalizing on select private label opportunities which enhance the position of the Company, and will continue to introduce its branded products into the market place. Under the private label program, product is packaged in the retailer's name. This allows LifeSmart a means to develop cash flow while limiting working capital requirements. Limited sales efforts for branded product started in October of 2000 (once LifeSmart had its product line ready to introduce) and the results of those efforts have been encouraging.

     As the Company grows, it may look to expand its sales force, but to stay lean, most sales will be done utilizing a broker network, with several accounts being exclusive house accounts. By utilizing brokers, LifeSmart feels it will more effectively widen its customer base without the need of a large sales force of its own. LifeSmart currently has CMI, Damon, Walton Marketing, HOM, and Advantage as brokers. All these brokers are considered to be among the top in the industry. Brokers have a built-in relationship with many of the accounts and also provide merchandising support at the retail level.

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

     The second phase of LifeSmart's marketing program, which has commenced on a limited basis, is the introduction of LifeSmart's branded line of products. This will further expand LifeSmart distribution to a broader consumer segment.

Manufacturing/Logistics

     LifeSmart has negotiated and maintains key manufacturing relationships with various companies which are acknowledged leaders in their fields. These co-manufacturing relationships allow LifeSmart to produce a diversity of products and containers for various applications.

     The proprietary formulation and quality control are dictated by LifeSmart personnel, and production is accomplished in conjunction with plant personnel.

Competition

     Within the calcium market, Viactiv is the only significant competition. This product was introduced in April 1999 and has taken the market by storm. LifeSmart's strategy is to offer calcium chews as a private label opportunity to major retailers. This strategy is working very well so far; GNC has purchased LifeSmart private label calcium products, and has consistently re-ordered.

     Within the creatine candy market, Phosphagems (EAS) is the only major competitor. EAS introduced creatine to the marketplace and has been very instrumental in developing creatine into a $400 million annual category (Gugliotta, G.2000). LifeSmart believes it can compete with the EAS Phosphagems effectively under LifeSmart's own branded label. Unlike Phosphagems, LifeSmart's creatine chews do not harden. LifeSmart should also have a significant pricing advantage over Phosphagems. LifeSmart's creatine chews have been ranked #1 by supplementwatch.com, an independent doctor review of nutritional supplements. This product is so unique that LifeSmart has filed a 44-claim patent on its soft chew.

     The primary competition for LifeSmart's methoxy chew is Methoxy-Pro by Cytodyne and Methoxy 7 by Biotest. Methoxyisoflavone is a new nutraceutical that has the potential to be as large as the creatine market. The Hungarian pharmaceutical company, Chinon held the patent for Methoxyisoflavone until 1997. Neither of LifeSmart's competitors' products come in a candy format and LifeSmart has more methoxyisoflavone per container than either competitor. LifeSmart feels that the consumers, when educated, will find LifeSmart's methoxy product the best value and best tasting product in the marketplace. LifeSmart intends to file a patent to protect its methoxy product.

     The biggest competitor LifeSmart will face within the Joint Chew market is Schiff's "Move Free" tablets. LifeSmart feels its product's taste and candy-like form (instead of a tabletBlike "Move Free") gives it a major advantage. LifeSmart feels that senior citizens and others who suffer from osteoarthritis and joint pain, when given the option, will choose LifeSmart's candy like chew over a tablet.

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

     LifeSmart's 40/30/30 bite size treat will compete with a product produced by the Balance Bar Company. The Balance Bar Company, located in Carpinteria, California, was acquired by Kraft. Its products come in a variety of flavors and are based on a formula of 40% carbohydrates, 30% protein, and 30% dietary fat. It sells its products through natural foods stores and grocery, mass merchandise, and convenience stores. LifeSmart feels that its bite-size treat will compete effectively.

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

     The FDCA is intended to assure consumers that foods are wholesome, safe to eat, and produced under sanitary conditions, and that food labeling is truthful. The FPLA provides requirements for the contents and placement of information required on consumer packages to ensure that labeling is useful and informative. Nutritional products are generally classified and regulated as food under the FDCA, and are not subject to pre-market FDA approval.
------------------------------------------------------------------------------

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

   Arthritis Foundation History (2001) Arthritis Foundation, Retrieved June 27,2001from the World Wide Web: http://www.arthritis.org/about/.

   Gugliotta, G.(2000, July 2)Creatine top sports nutrient. The Times Union, pp. G6.

   Trevari Publishing and Consulting, 2001. Contact: Tim Lyon (801)253-0712.

   Judson, I., Levy, D., Orecklin, M., Sanders, A., Stein, J. and Thigpen, D. (1998, September 7) Notebook. Time Magazine, 152 (10).



             Our Secondary Business - G.S. & C., Inc.

     In November 1993, the Company acquired G.S. & C., Inc., a Nevada corporation ("GSC") in a stock for stock transaction. GSC was organized under the laws of Nevada on September 1, 1993. In connection with the transaction, the Company's name was changed from Upland Investment Corporation to Upland Energy Corporation to better reflect the business activities the Company was engaged in then. For financial statement purposes, the transaction was accounted for as a "reverse acquisition" as if GSC had acquired the Company.

Oil and Gas Operations
----------------------

     Our oil and gas operations are all conducted through the Company's wholly-owned subsidiary, GSC.

     Our oil and gas properties are in central Kansas and are located on the Hittle Field. The Hittle Field originally consisted of approximately 560 acres and was acquired for $6,000 in cash and a 15.6% royalty interest in the leases. In the first quarter of 1997, the Company expanded its lease holdings on the Hittle Field through the acquisition of an additional 880 acres at a cost of $3,800 with a 16.01% royalty interest remaining with the lessors.

     Two initial wells, the Lewis H-1 ("LH-1") and the Hittle H-1 (the "HH-1"), were drilled in the Hittle Field. Both wells initially showed promising results; however, the LH-1 well had to be shut down due to water problems, and the HH-1 is producing only approximately 10 barrels of oil per day.

     In December 1998, the Company hired Pace Exploration to handle all of its operation and drilling on the Hittle Field. Under the terms of the Agreement, Pace Exploration received a twenty percent (20%) working interest in the Hittle Field exclusive of the LH-1 and HH-1 wells.

     Under the direction of Pace Exploration, two additional wells were drilled on the Hittle Field. One of these wells has been completed for production and is producing approximately 15 barrels of oil per day. The other well never produced oil in economic quantities and was shut down.


                ITEM 2. DESCRIPTION OF PROPERTIES

Oil and Gas Properties
-----------------------

     Our oil and gas properties are located in Kansas. The properties now consist of only the Hittle Field since the sale of the McLouth Field in July 1999. The Company began exploration activities on the Hittle Field in late 1996 and drilled four wells on the field; three of which have been completed for production, and one which was shut down. The Hittle Field is subject to a farm out agreement with Pace Exploration which receives a 20% working interest in the field.

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

Wells and Acreage

     Shown below are tabulations of the productive oil (including casinghead gas) wells and developed and undeveloped acreage owned by the Company as of May 31, 2002.

                                              Gross Acreage
                                   ----------------------------------
Productive Oil Wells                 Developed           Undeveloped
------------------------             ---------           ------------
  Gross      Net(1)                Gross   Net(2)       Gross   Net(3)
  -----      ------                -----   ------       -----   ------
    2         2                     190    152.50        1560    1560
_____________________
(1)   Based on a 80% ownership working interest on the Hittle Field.
(2)   Calculated on the Hittle Field.
(3) Corresponds to 1560 undeveloped acres in the Hittle Field with 100% ownership interest.

Drilling Activities
-------------------

     Set forth below is a tabulation of wells completed in the period indicated in which the Company participated and the results thereof for the three most recent years ended May 31, 2002.

                                   Year Ended May 31,
                       ---------------------------------------------
                            2000            2001             2002
                            ----            ----             ----
                       Gross    Net    Gross    Net     Gross    Net
Exploratory:           -----   -----   -----   -----    -----  -----
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                -0-     -0-     -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-

Development:
     Dry                -0-     -0-     -0-     -0-      -0-     -0-
     Oil                -0-     -0-     -0-     -0-      -0-     -0-
     Gas                -0-     -0-     -0-     -0-      -0-     -0-
         Totals         -0-     -0-     -0-     -0-      -0-     -0-

Average Prices and Costs
------------------------

     The average sales prices of oil and gas for the current fiscal year and the three previous fiscal years are as follows:

      Average Sales Price
      -------------------
  Year Ended           Oil           Gas
  May 31____        (per BBL)      (per MCF)
  ----------        ---------      ---------
     1999            $22.18            NA
     2000            $26.90            NA
     2001            $29.18            NA
     2002            $24.10            NA

Production costs for such wells per equivalent barrel, which includes lifting costs (electricity, fuel, water disposal, repairs and maintenance, pumper, transportation, etc.), and production taxes, was $4.27, $4.07, $4.12 and $3.92 for the years ended May 31, 2002, 2001, 2000 and 1999, respectively.

Production and Sale of Oil and Gas
----------------------------------

     The sale of oil and gas is subject to price adjustments, production curtailments, and similar provision in oil and gas purchase contracts, and the sale of both oil and gas is subject to general economic and political conditions affecting the production and price of crude oil and natural gas. For the years ended May 31, 2002, and 2001, the Company produced approximately
23.15 and 26.74 barrels of oil per day.

Company Office Space
--------------------

     During the Company's fiscal year ended May 31, 2001 and until the Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, the Company did not have a need to rent office space. During that period of time Lee Jackson, the Company's former President, allowed the Company to use his house as a mailing address. The cost was minimal and was not recorded as an expense of the Company.

     When the Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, the Company relocated its principal office to the location which is being used by LifeSmart Nutrition, Inc. at 8 East Broadway, Suite 200, Salt Lake City, Utah 84111. The office space consists of a reception area, conference room, large room used as a fax, copy center and work area, and nine separate offices which comprise a total of approximately 3,667 square feet. The office space is leased to LifeSmart Nutrition, Inc. under a written lease agreement with an unrelated third party. The lease expires in September, 2003, and the lease payment is presently $4,812.94 per month. The Company believes the space is adequate for its needs for at least the next 12 months.

                        GSC Spin Off/Sale

     As a negotiated term of the acquisition agreement involving LifeSmart Nutrition, Inc., Upland Energy Corporation agreed to either spin off its oil and gas operations to the Company's shareholders or sell the oil and gas operations. Under the terms of the acquisition agreement, all of the oil and gas operations, which includes all assets and liabilities of Upland Energy Corporation prior to the acquisition of LifeSmart Nutrition, Inc., exclusive of an $818,253 advance to LifeSmart, will be transferred to GSC. In order to spin off GSC, GSC will need to file a registration statement with the Securities and Exchange Commission. If the spin off is consummated, it will not be completed on a pro rata basis. Instead, the Upland Energy Corporation shareholders of record at the close of business on the day before the closing of the acquisition of LifeSmart Nutrition, Inc. will receive one share of GSC for every ten shares of Upland Energy Corporation they held on the date before the closing. The ratio will be based on pre-consolidation or reverse split share levels for the Upland Energy Corporation shareholders. Accordingly, the Upland Energy Corporation shareholders on the date before the closing will receive approximately 873,859 shares of GSC. Every LifeSmart Nutrition, Inc. shareholder of record at the close of business on the day before the closing date of the acquisition will receive one hundredth of one (0.01) share of GSC for every one share of LifeSmart Nutrition Technologies, Inc. received by such shareholders in the merger. The former LifeSmart Nutrition, Inc. shareholders will receive an aggregate of approximately 80,794 shares of GSC. No fractional shares of GSC will be issued, instead shares will be rounded up to the nearest whole share.

     Due to the fact that GSC has not generated sufficient income since February 15, 2002 to pay its own operating costs, and cannot presently pay for legal and accounting expenses to be incurred in connection with the proposed spin off, it is uncertain whether GSC will be spun off to shareholders.

     If we are unable to complete the spin off of GSC on or before February 15, 2003, Lee Jackson and Maven Properties, LLC have an option to purchase GSC from LifeSmart for one hundred thousand dollars ($100,000). Mr. Jackson and Maven Properties, LLC are not required to purchase the properties but only have an option to purchase. The spin off plan and option were entered into to provide a mechanism to help dispose of the oil and gas properties which LifeSmart Nutrition, Inc.'s management did not want to run after the acquisition. The oil and gas properties had not proven profitable in the past and we do not want the oil and gas operations to be a drain on our business and our management's time. Additionally, the former management of Upland Energy Corporation felt Upland Energy Corporation, and they, had a substantial investment in the properties and believed over time they may become marginally profitable or be able to be sold. Accordingly, the hope was if the properties become profitable, shareholders of Upland Energy Corporation and LifeSmart Nutrition, Inc. immediately prior to the acquisition of LifeSmart Nutrition, Inc. will be able to share in the profitability of the properties. However, in an effort to provide a definite time our management could look to for the termination of the oil and gas operations, the option to purchase was created.

     The option exercise price which may be paid by Lee Jackson and Maven Properties, LLC for GSC and the related oil and gas properties, if a spin off is not completed, was suggested by Lee Jackson and Maven Properties, LLC. LifeSmart Nutrition, Inc.'s board of directors agreed to the price offered by Lee Jackson and Maven Properties, LLC as LifeSmart Nutrition, Inc. was not looking to the assets of Upland for any significant value and LifeSmart's board of directors felt the amount offered was reasonable, especially given the fact that LifeSmart does not want to continue to operate an oil field that was losing money. No third party evaluation was done of the value of GSC and the related oil and gas properties. Lee Jackson and Maven Properties, LLC did not engage in any evaluation of the property and suggested the price solely on discussions between Mr. Jackson and Frank Gillen, the owner of Maven Properties, on what value they thought would be a fair price, in their minds, for GSC and, which might, allow them to eventually make a profit in the future on the sale of GSC. The sale of GSC to Lee Jackson and Maven Properties would be considered a non arms length transaction. The Upland board of directors, which was then made up of Lee Jackson and Michael Labertew, agreed to the price for GSC without seeking advice or other offers. The board of directors of LifeSmart agreed to the price for GSC without seeking advice or other offers.

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

          1. An existing shareholder and creditor of LifeSmart, Mr. Kevin Brady, commenced litigation against LifeSmart Nutrition Technologies, Inc., LifeSmart Nutrition, Inc., Arizona Capital Group, Inc. and FinMap, Inc. on or about June 24, 2002 in the United States District Court for the Southern District of Florida (Case No. 02-80579-CIV). Mr. Brady invested $30,000 in LifeSmart Nutrition, Inc. securities in 2000, loaned LifeSmart Nutrition, Inc. $150,000 in November 2001, and invested $100,000 in LifeSmart Nutrition, Inc. securities in December 2001. In the litigation Mr. Brady alleges various causes of action including, but not limited to, breach of contract for failure to pay a promissory note in the principal balance of $150,000, interest accruing thereon at the rate of 12% per month, securities fraud, common law fraud, failure to register securities, breach of fiduciary duty and violations of the Florida Deceptive and Unfair Trade Practices Act. Mr. Brady is seeking compensation for all losses he has suffered, actual damages, punitive damages, rescission damages, interest, costs of collection and attorneys fees.

          2. International Co-Packing Company, a California corporation, commenced litigation against LifeSmart Nutrition, Inc. on or about July 31, 2002 in the Superior Court of California, County of Fresno, Central Division (Case no. 02 CE CL 08722). International Co-Packing Company packaged certain products owned by LifeSmart Nutrition, Inc., and claims that there is still a balance owing of $12,859.55 for warehousing services, freight advances and handling and palletizing. International Co-Packing Company is seeking payment of $12,859.55, interest at the legal rate, continuously accruing reasonable warehousing fees, the costs of the lawsuit incurred by it, such other relief as the court may deem just and proper, and for an order directing public sale (foreclosure) of certain inventory of LifeSmart Nutrition, Inc. held by International Co-Packing Company.




  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     Our Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "LSNU." Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations have been provided by market makers in the Company's common stock and/or Pink Sheets LLC. The prices have been adjusted to reflect a 1 for 2 reverse split of the Company's common stock which occurred in February 2002.

Quarter Ended                 High Bid          Low Bid
--------------                --------          -------
August 31, 2000               $0.69             $0.50
November 30, 2000             $0.69             $0.50
February 28, 2001             $0.56             $0.38
May 31, 2001                  $0.80             $0.44

August 31, 2001               $0.90             $0.58
November 30, 2001             $1.24             $0.52
February 28, 2002             $1.10             $0.70
May 31, 2002                  $0.84             $0.52

Dividends
---------

     During the last two fiscal years, and since then, we have not paid any dividends on our Common Stock, and we do not anticipate that the Company will pay dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on our securities, except for any applicable limitations under Utah corporate law.

Stockholders
------------

     As of August 22, 2002, there were approximately 15,221,240 shares of common stock outstanding held by approximately 251 shareholders of record, including broker-dealers and clearing corporations holding shares on behalf of their customers, as reported by the Company's transfer agent.

Recent Sales of Unregistered Securities.
----------------------------------------

     During the fourth quarter of the fiscal year ended May 31, 2002, LifeSmart made the following sales of securities which were not registered under the Securities Act of 1933:

          1. On or about April 11, 2002, Agave, Ltd. purchased 1,000,000 shares at $0.50 per share for $500,000;
          2. On or about April 4, 2002, Turba Investments Limited Partnership purchased 50,000 shares at $0.50 per share for $25,000;
          3. On or about May 7, 2002, Mark Peterson converted an existing loan, and accrued interest, that was in default to 1,048,329 shares at the conversion price of $0.10 per share; and
          4. On or about May 7, 2002, Mike Vanderhoof converted an existing loan, and accrued interest, that was in default to 524,164 shares at the conversion price of $0.10 per share.

     The shares sold to Agave, Ltd. And Turba Investments Limited Partnership were sold through a registered broker dealer known as Arizona Capital Group, Inc. The shares issued in connection with the loan conversions were sold directly by LifeSmart (although Arizona Capital Group, Inc. was involved in the origination of the loans). LifeSmart relied on section 4(2) of the Securities Act of 1933 in making all sales of securities to the purchasers.
No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning LifeSmart. Each purchaser also had the opportunity to investigate LifeSmart and ask questions of its president and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by LifeSmart.

     For information concerning sales of shares of LifeSmart's common stock which were not registered under the Securities Act of 1933 during the first three quarters of the fiscal year ended May 31, 2002 or during the prior fiscal year ended May 31, 2001 and 2000 please refer to LifeSmart's quarterly reports and its annual reports on Forms 10-QSB and 10-KSB for the applicable periods.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Liquidity and Capital Resources
--------------------------------

     At May 31, 2002, the Company had total current assets of $981,551, comprised of $10,634 in cash, $423,866 in accounts receivable, net, and $547,051 in inventories. The Company's remaining assets represented net assets of discontinued operations (oil and gas properties) held for sale of $48,545, property and equipment, net of $22,454, intangibles, net of $19,255, and other assets of $12,254. As of May 31, 2002, the Company had total current liabilities of $3,126,843, comprised of accounts payable of $1,588,168, related party notes payable of $720,959, accrued expenses of $518,685, advances of $50,000, and a line of credit of $249,031. During the fiscal year ended May 31, 2002, the Company was able to largely fund operations through raising additional equity capital and through incurring additional debt.

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

     LifeSmart's most significant cash needs in its present fiscal year include raising funds to pay existing accounts payable and accrued expenses, pay off some existing notes payable, increase inventories to meet the demands of the increasing sales which the Company anticipates, and to cover other operating expenses until such time as revenues are sufficient to cover all
operating expenses.   As of May 31, 2002, LifeSmart had only $10,634 in cash,
but it is able to borrow more on its line of credit, subject to certain borrowing base limit. LifeSmart must raise additional debt or equity capital in approximately the next sixty (60) days to continue operations.

Results of Operations
---------------------

     For the fiscal year ended May 31, 2002, the Company had net sales of $3,526,367, an increase of $2,373,294 from the net sales of $1,153,073 for the fiscal year ended May 31, 2001. The Company's gross profit for the fiscal year ended May 31, 2002 was $731,420, an increase of $610,978 from the gross profit of $120,442 generated in the fiscal year ended May 31, 2001. Operating expenses for the fiscal year ended May 31, 2002 were $2,810,459, an increase of $648,156 from the operating expenses of $2,162,303 incurred in the fiscal year ended May 31, 2001. The increase in operating expenses was largely attributable to the increase in general and administrative expenses which increased to $2,139,016 in the current period from $1,654,122 incurred in the prior period. This increase in general and administrative expenses was largely attributable to ramping up sales and operations and fund raising activities. The Company anticipates that as sales increase, general and administrative expenses will become a smaller percentage of total sales.

     During the fiscal year ended May 31, 2002, LifeSmart experienced a net loss in the amount of $3,274,233, or approximately ($0.35) per share, which is $1,167,212 greater than the net loss of $2,107,021, or approximately ($0.28) per share, incurred during the fiscal year ended May 31, 2001.

     The Company attributes the increased net loss for the fiscal year ended May 31, 2002 primarily to increased interest expenses incurred to finance the growth of the Company's nutraceutical business. Interest expense for the fiscal year ended May 31, 2002 was $1,185,793, an increase of $1,039,280 over the interest expense of $146,513 incurred in the prior period.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


                  ITEM 7.  FINANCIAL STATEMENTS


     The Company's consolidated audited balance sheet as of May 31, 2002, and the Company's consolidated audited statements of operations, stockholders' deficit, and cash flows for the fiscal years ended May 31, 2001 and 2002 are included below.

     LIFESMART NUTRITION TECHNOLOGIES, INC.
     AND SUBSIDIARIES
     Consolidated Financial Statements
     May 31, 2002 and 2001

                        LIFESMART NUTRITION TECHNOLOGIES, INC.AND SUBSIDIARIES
                                    Index to Consolidated Financial Statements
______________________________________________________________________________



                                                                         Page


Independent auditors' report                                              F-1

Consolidated balance sheet                                                F-2

Consolidated statement of operations                                      F-3

Consolidated statement of stockholders' deficit                           F-4

Consolidated statement of cash flows                                      F-6

Notes to consolidated financial statements                                F-7





______________________________________________________________________________

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of LifeSmart Nutrition Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of LifeSmart Nutrition Technologies, Inc. and Subsidiaries, (the Company), as of May 31, 2002, and the related consolidated statements of operations, consolidated stockholders' deficit and consolidated cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifeSmart Nutrition Technologies, Inc. and Subsidiaries, as of May 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the years ended May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses, has a stockholders' deficit and has a net working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ TANNER & CO

Salt Lake City, Utah
August 27, 2002
                                                                       F-1

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                    Consolidated Balance Sheet
______________________________________________________________________________

                                                                    May 31,
                                                                     2002
                                                                --------------
           Assets

Current assets:
  Cash                                                          $      10,634
  Accounts receivable, net of allowance of $86,641                    423,866
  Inventories                                                         547,051
                                                                --------------

      Total current assets                                            981,551

Property and equipment, net                                            22,454
Intangibles, net                                                       19,255
Other                                                                  12,254
Net assets of discontinued operations                                  48,545
                                                                --------------

      Total assets                                              $   1,084,059
                                                                ==============

______________________________________________________________________________


           Liabilities and Stockholders' Deficit

Current liabilities:
  Line of credit                                                $     249,031
  Accounts payable                                                  1,588,168
  Accrued expenses                                                    518,685
  Advances                                                             50,000
  Related party notes payable                                         720,959
                                                                --------------

      Total current liabilities                                     3,126,843

Commitments and contingencies                                               -

Stockholders' deficit:
  Common stock, par value $.001, 50,000,000 shares
   authorized; 15,221,240 issued and outstanding                       15,221
  Capital in excess of par value                                    7,229,127
  Subscription receivable                                            (241,676)
  Accumulated deficit                                              (9,045,456)
                                                                --------------

      Total stockholders' deficit                                  (2,042,784)
                                                                --------------

      Total liabilities and stockholders' deficit               $   1,084,059
                                                                ==============

______________________________________________________________________________


See accompanying notes to consolidated financial statements.               F-2

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          Consolidated Statement of Operations
______________________________________________________________________________



                                                       Years Ended May 31,
                                                        2002        2001
                                                   ---------------------------

Net sales                                          $  3,526,367  $  1,153,073
Cost of sales                                         2,794,947     1,032,631
                                                   ---------------------------

Gross profit                                            731,420       120,442
                                                   ---------------------------
Operating expenses:
  Selling and marketing                                 646,162       502,221
  General and administrative expenses                 2,139,016     1,654,122
  Research and development                               25,281         5,960
                                                   ---------------------------

      Total operating expenses                        2,810,459     2,162,303
                                                   ---------------------------

      Loss from operations                           (2,079,039)   (2,041,861)

Other income (expense):
  Interest income                                           600         2,784
  Interest expense                                   (1,185,793)     (146,513)
  Other                                                 (10,001)       78,569
                                                   ---------------------------

      Net loss before income taxes                   (3,274,233)   (2,107,021)

  Provision for income taxes                                  -             -
                                                   ---------------------------

      Net loss                                     $ (3,274,233) $ (2,107,021)
                                                   ============= =============

Net loss per share - basic and diluted             $       (.35) $       (.28)
                                                   ============= =============
Weighted average common and common
  equivalent shares - basic and diluted               9,473,000     7,409,000
                                                   ============= =============


______________________________________________________________________________


See accompanying notes to consolidated financial statements.               F-3



                                                  LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                          Consolidated Statement of Stockholders' Deficit

                                                                        Years Ended May 31, 2002 and 2001
_________________________________________________________________________________________________________


                                                    Capital in
                                Common Stock        Excess of     Subscription  Accumulated
                           Shares        Amount     Par Value     Receivable    Deficit       Total
                        ------------- ------------- ------------- ------------- ------------- --------------
Balance at June 1, 2000    8,350,000  $  3,063,869  $          -  $   (100,000) $ (3,664,202) $    (700,333)

Recapitalization for
effect of reverse merger  (2,512,586)   (3,058,032)    3,058,032             -             -              -

Collection of
subscription receivable            -             -             -       100,000             -        100,000

Common stock issued for:
  Services                    45,790            46        32,704             -             -         32,750
  Conversion of debt         307,600           308       219,692             -             -        220,000
  Inventory and
   subscription
   receivable                489,364           489       349,511      (302,698)            -         47,302
  Cash                     1,391,192         1,391       993,609             -             -        995,000

Purchase and retirement
of treasury stock           (177,185)         (177)     (316,636)            -             -       (316,813)

Issuance of common stock
options and  warrants for
services and interest              -             -       264,730             -             -        264,730

Issuance of common stock
in connection with debt       10,487            11        49,989             -             -         50,000

Beneficial conversion
feature on convertible debt        -             -        21,190             -             -         21,190

Net loss                           -             -             -             -    (2,107,021)    (2,107,021)
                        ------------- ------------- ------------- ------------- ------------- --------------

Balance at May 31, 2001    7,904,662         7,905     4,672,821      (302,698)   (5,771,223)    (1,393,195)

Collection of
subscriptions receivable           -             -             -       136,022             -        136,022

Issuance of common stock
options and warrants for
services and interest              -             -       671,781             -             -        671,781

Net assets acquired
in reverse merger          4,369,312         4,369       889,225             -             -        893,594

Common Stock issued for:
  Services                    34,955            35        24,965             -             -         25,000
  Conversion of debt       1,500,000         1,500       148,500             -             -        150,000
  Interest                    72,493            72        36,175             -             -         36,247
  Cash                     1,189,818         1,190       560,810             -             -        562,000


_____________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.                                          F-4




                                                  LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                          Consolidated Statement of Stockholders' Deficit
                                                                                                Continued
_________________________________________________________________________________________________________


                                                    Capital in
                                Common Stock        Excess of     Subscription  Accumulated
                           Shares        Amount     Par Value     Receivable    Deficit       Total
                        ------------- ------------- ------------- ------------- ------------- --------------
Exercise of common
stock options                150,000           150        74,850       (75,000)            -              -

Beneficial conversion
feature on notes payable           -             -       150,000             -             -        150,000

Net loss                           -             -             -             -    (3,274,233)    (3,274,233)
                        ------------- ------------- ------------- ------------- ------------- --------------

Balance at May 31, 2002   15,221,240  $     15,221  $  7,229,127  $   (241,676) $ (9,045,456) $  (2,042,784)
                        ============= ============= ============= ============= ============= ==============


_____________________________________________________________________________________________________________


See accompanying notes to consolidated financial statements.                                            F-5


                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          Consolidated Statement of Cash Flows
______________________________________________________________________________

                                                       Years Ended May 31,
                                                        2002        2001
                                                   ---------------------------
Cash flows from operating activities:
  Net loss                                         $ (3,274,233) $ (2,107,021)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization expense               20,206        52,831
     Bad debt expense                                    69,607             -
     Common stock issued for services                    25,000        32,750
     Common stock issued for interest                    36,247        20,000
     Stock options issued for services                   78,271       211,792
     Interest expense on stock options issued in
      connection with notes payable                     593,510        63,487
     Beneficial conversion feature                      150,000        21,190
     Common stock issued in connection with debt              -        50,000
     (Increase) decrease in:
        Accounts receivable                            (188,209)     (305,264)
        Inventory                                      (406,233)      (91,966)
        Prepaid expense                                   2,513        (2,513)
        Other assets                                       (851)       27,106
     Increase (decrease) in:
        Accounts payable                              1,188,662       343,815
        Accrued liabilities                             369,717        (5,129)
                                                   ---------------------------

          Net cash used in operating activities      (1,335,793)   (1,688,922)
                                                   ---------------------------
Cash flows from investing activities:
  Purchase of property and equipment                     (6,419)      (12,381)
  Additions to intangible assets                        (19,266)            -
                                                   ---------------------------

          Net cash used in investing activities         (25,685)      (12,381)
                                                   ---------------------------
Cash flows from financing activities:
  (Decrease) increase in cash overdraft                 (43,641)       43,641
  Increase in advances                                  300,002       568,250
  Net proceeds (payments) on line of credit             249,031             -
  Proceeds from related party debt                    1,015,500       354,999
  Reduction of related party debt                      (846,802)     (360,587)
  Proceeds from issuance of common stock                562,000       995,000
  Reduction of subscription receivable                  136,022       100,000
                                                   ---------------------------

          Net cash provided by financing activities   1,372,112     1,701,303
                                                   ---------------------------

          Net increase in cash                           10,634             -

Cash, beginning of period                                     -             -
                                                   ---------------------------

Cash, end of period                                $     10,634  $          -
                                                   ============= =============

______________________________________________________________________________
See accompanying notes to the financial statements.                       F-6

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

                                                         May 31, 2002 and 2001
______________________________________________________________________________


1. Organization
   and
   Summary of
   Accounting
   Policies

   Organization

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

On February 15, 2002, the Company acquired LifeSmart Nutrition, Inc., a Utah corporation engaged in the development and sale of nutraceutical products.
For financial statement purposes, the acquisition of LifeSmart Nutrition, Inc. was accounted for as a reverse acquisition as if LifeSmart Nutrition, Inc. had acquired the Company. In connection with the acquisition of LifeSmart Nutrition, Inc., the following occurred: (a) the Company amended its Articles of Incorporation to change its name to LifeSmart Nutrition Technologies, Inc. to better reflect the Company's present primary business activities and to add 10,000,000 shares of preferred stock to the Company's authorized capitalization; (b) the Company's common stock was reverse split on a 1 for 2 share basis; (c) the former officers and directors of the Company resigned, and the directors of LifeSmart Nutrition, Inc. were elected as directors of the Company; (d) shares of LifeSmart Nutrition, Inc. common stock were converted to shares of the Company's common stock on the basis of seven-tenths of one (0.7) share of the Company's common stock for one (1) share of LifeSmart Nutrition, Inc. common stock. LifeSmart Nutrition, Inc. is now a wholly-owned subsidiary of the Company. The Company now intends to focus its efforts on the nutraceutical business of LifeSmart Nutrition, Inc.



______________________________________________________________________________
                                                                         F-7

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
_____________________________________________________________________________


1. Organization
   and
   Summary of
   Accounting
   Policies
   Continued


   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

   Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. Any such losses are recognized in the statement of operations.

   Intangible Assets

Intangible assets consist primarily of patent, trademark and certain video copyright costs. Patent cost consist of legal expenses incurred to secure patents related to the Company's products. Costs associated with patents have not been amortized to date as the patents have not been approved. Upon approval of the patents, they will be amortized over the life of the patent. If the patents are not approved, the costs will be expensed. Trademark costs are amortized on a straight-line basis over a term of fifteen years.
Copyright costs are amortized on a straight-line basis over a term of two years. The Company assesses recoverability of its intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired asset. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate which reflects the Company's average cost of funds.

   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.


______________________________________________________________________________

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________

1.  Organization
    and
    Summary of
    Significant
    Accounting
    Policies
    Continued

    Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.

    Discontinued Operations

The oil and gas operations of the Company's subsidiary G.S. & C., Inc. have been discontinued as a result of the acquisition of LifeSmart Nutrition, Inc. and the Company's focus on the nutraceutical business of LifeSmart Nutrition, Inc. The net assets of G.S. & C., Inc. are to be disposed of through a spin off or sale by February 15, 2003. The operations of G.S. & C. Inc. from February 15, 2002, the date of acquisition of LifeSmart Nutrition, Inc. to May 31, 2002 were not material.

    Revenue Recognition

The Company recognizes revenue when pricing and terms are determinable, shipment of the product has occurred and collectibility is reasonably assured. The Company's products are generally sold to resellers. Certain of the agreements with these resellers include rights of return for unsold product. The Company provides for estimated returns and allowances at the time of shipment.

    Research and Development Costs

Research and development costs are expensed as incurred.

    Advertising

Advertising costs, which are expensed as incurred, totaled $250,230 and $280,574 for the years ended May 31, 2002 and 2001, respectively.


______________________________________________________________________________
                                                                         F-9

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________

1.  Organization
    and
    Summary of
    Significant
    Accounting
    Policies
    Continued

    Income Taxes

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Concentration of Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit amounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company has no internal capacity to produce its products and relies primarily on a contract manufacturer in Illinois for production. The partial or total loss of supply from this contract manufacturer may adversely affect the Company's ability to fulfill orders and make timely delivery of products. If the production capacity of the contract manufacturer is insufficient to fill sales orders, the Company is prepared to use other contract manufacturers. The Company may not be able to establish additional production sources at acceptable prices that meet quality and capacity requirements at other contract manufacturers, if necessary.

As more fully described in note 13, the Company generates a substantial portion of its revenues from three customers. The Company has aggregate receivables of approximately $404,191 from these customers at May 31, 2002.

______________________________________________________________________________
                                                                        F-10

                      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________

1. Organization
   and
   Summary of
   Significant
   Accounting
   Policies
   Continued

   Loss Per Common and Common Equivalent Share

The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the period.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents for 9,065,490 and 1,455,000 stock options and warrants outstanding as of May 31, 2002 and 2001, respectively, are not included in the diluted loss per share calculation because their effect would be antidilutive.

   Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Going
   Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on attaining future profitable operations, restructuring its financing arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year, however, there can be no assurance they will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


______________________________________________________________________________
                                                                         F-11

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________

3. Inventories


   Inventories consist of the following at May 31, 2002:


      Raw materials                                             $     344,739
      Work-in-progress                                                202,312
                                                                -------------

                                                                $     547,051
                                                                ==============

4. Property,
   Plant and
   Equipment

   Property, plant and equipment consists of the following at May 31, 2002:


      Computer and office equipment                             $      51,550
      Furniture and fixtures                                           34,944
                                                                --------------

                                                                       86,494

      Less accumulated depreciation                                   (64,040)
                                                                --------------

                                                                $      22,454
                                                                ==============


5. Intangible
   Assets

   Intangible assets are comprised of the following at May 31, 2002:


                                                                       2002
                                                                --------------

      Copyrights                                                $      70,000
      Trademarks                                                       12,525
      Patents                                                          18,966
                                                                --------------

                                                                      101,491
      Accumulated amortization                                        (82,236)
                                                                --------------

                                                                $      19,255
                                                                ==============

6. Discontinued
   Operations

As a negotiated term of the acquisition of LifeSmart Nutrition, Inc., the Company agreed to spin off or sell its oil and gas operations by February 15, 2003, in order to focus on the Company's nutraceutical business. The oil and gas operations have accordingly been classified as discontinued operations at May 31, 2002.


______________________________________________________________________________
                                                                          F-12

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________

6. Discontinued
   Operations
   Continued

   The assets and liabilities of the discontinued operations are as follows at May 31, 2002:

      Oil and gas properties                             $         100,000
      Property and equipment                                           908
      Prepaid expenses                                                 920
      Accounts payable                                             (37,136)
      Accrued liabilities                                          (16,147)
                                                         ------------------

                                                         $          48,545
                                                         ==================

Revenues and income from discontinued operations from the date of acquisition to May 31, 2002 were not material.


7. Accrued
   Expenses

   Accrued expenses consist of the following at May 31, 2002:

      Accrued interest                                   $         221,508
      Litigation reserve                                           184,169
      Accrued compensation                                          65,000
      Other                                                         48,008
                                                         ------------------

                                                         $         518,685
                                                         ==================

8. Line of Credit

   The Company has a $1,500,000 line of credit agreement with a financial institution that expires October 17, 2002. The line of credit is secured by a first security interest in all accounts receivable, inventory, property and equipment, and intangible assets. At May 31, 2002 there was an outstanding balance of $249,031. Interest is at the financial institution's prime rate plus 3% (7.75%) and 1.25% per month on the outstanding balance.
______________________________________________________________________________

                      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________


9.   Related
     Party Notes
     Payable

     Related party notes payable are comprised of the following at May 31:


                                                                  2002
                                                         ------------------

     Note payable to shareholders, secured by 245,000
     shares of LifeSmart common stock, with original
     balance of $200,000, interest payable at or
     before maturity at 12% per month and 80,000 stock
     options exercisable at $.50 per share, principal
     due in full December 2001.  (Effective annual
     interest rate of 379%)                              $         150,000

     Unsecured note payable to a shareholder with
     original balance of $142,000, interest payable at
     or before maturity in 200,000 shares of common
     stock at $.175 per share, principal due in full
     in September 2000                                              39,250


     Note payable to shareholders, secured by 210,000
     shares of LifeSmart Common Stock, with interest
     payable at or before maturity at 12% per month plus
     60,000 warrants exercisable at $.50 per share,
     principal due in full December 2001 (effective
     annual interest rate of 362%)                                 154,707

     Note payable to a shareholder with original balance
     of $250,000, secured by inventory and the stock of
     certain other shareholders, convertible at option of
     noteholder at any time at $1.10 per share, interest
     payable at or before maturity date in cash of $50,000
     plus 35,000 stock options exercisable at $1.57 per
     share, principal due in full August 2000 (effective
     interest rate of 38%)                                         189,500

______________________________________________________________________________
                                                                         F-14

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________

9.   Related
     Party Notes
     Payable
     Continued

     Note payable to an officer and shareholder with
     original balances of $118,000, convertible at option
     of noteholder at any time at $.50 per share plus
     35,000 stock options exercisable at $2.86 per share,
     interest payable at or before maturity date at 10%
     every six months plus 15,000 shares of common stock
     at $3.34 per share, principal due in full August 2001
     (net of unamortized discount of $25,000; effective
     annual interest rate of $120%)                                118,000

     Note payable to a shareholder with original balance
     of $66,000, unsecured, with interest payable at or
     before maturity at 6%, principal due in full February 2002      6,152

     Note payable to a shareholder, unsecured, with interest
     payable at or before maturity at 12%, principal due
     in full July 2002                                               9,000

     Notes payable to shareholders in connection with stock
     buy back, with interest payable at maturity at 6.5%,
     principal due in full in October 2001                          54,350
                                                              -------------

                                                              $    720,959
                                                              =============
10.  Commitments
     and
     Contingencies

The Company leases certain property and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

                       Year Ending May 31:
                       ------------------

                               2003                          59,295
                               2004                          20,022
                                                      --------------

                                                      $      79,317
                                                      ==============

The operating lease agreement is subject to predetermined rate increases and is renewable in accordance with the signed rental agreement. Rent expense under this operating lease for the years ended May 31, 2002 and 2001 was $58,871 and $76,531, respectively.



______________________________________________________________________________

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________



11. Income Taxes

    The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:


                                                      Years Ended May 31
                                                     2002           2001
                                                  ------------- -------------
            Income tax benefit at statutory rate  $  1,221,000  $    776,000
            Beneficial conversion feature              (64,000)            -
            Effect of reverse merger                   632,000             -
            Other                                      (38,000)            -
            Change in valuation allowance           (1,751,000)     (776,000)
                                                  ------------- -------------

                                                  $          -  $          -
                                                  ============= =============

    Deferred tax assets (liabilities) are as follows:

                                                                    2002
                                                               -------------
                         Net operating loss carryforwards      $  3,427,000
                         Depreciation and amortization               24,000
                         Revenue reserve                             69,000
                         Bad debt expense                            32,000
                         Stock compensation                         349,000
                         Charitable contribution carryforward         1,000
                                                               -------------

                                                                  3,902,000

                         Valuation allowance                     (3,902,000)
                                                               -------------

                                                               $          -
                                                               =============

At May 31, 2002, the Company has net operating loss carryforwards available to offset future taxable income of approximately $9,185,000 which will begin to expire in 2002. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.

Due to uncertainties surrounding the utilization of the net operating loss carryforwards, a valuation allowance has been established to offset the deferred income tax asset resulting from such net operating loss carryforwards.

______________________________________________________________________________

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________



12. Related Party
    Transactions

During 2002 and 2001, the Company incurred expenses of $29,500 and $40,500, respectively, to a relative of a director and an officer in connection with graphic design services provided on behalf of the Company.


13. Supplemental
    Cash Flow
    Information

During the year ended May 31, 2002:

    . The Company issued 8,079,435 shares of common stock in exchange for 100% of the issued and outstanding shares of LifeSmart Nutrition, Inc. For accounting purposes the business combination is treated as a reverse acquisition or a recapitalization with LifeSmart Nutrition, Inc. being treated as the accounting acquirer. The net assets and liabilities of LifeSmart Nutrition Technologies, Inc. have been recorded as discontinued operations. The net assets of discontinued operations purchased consisted of the following:

       Advances receivable                                    $     818,253
       Oil and gas properties                                       100,000
       Property and equipment                                           909
       Accounts payable                                             (25,567)
                                                              --------------

                                                                    893,595
       Net assets purchased                                        (893,595)
                                                              --------------

       Net cash acquired in acquisition                       $           -
                                                              ==============

    . The Company issued 1,500,000 shares of common stock as payment of debt of $150,000.

    . The Company issued 150,000 shares of common stock in exchange for subscriptions receivable of $75,000.


______________________________________________________________________________

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________


13. Supplemental
    Cash Flow
    Information
    Continued

    During the year ended May 31, 2001:

    . The Company issued 700,000 shares of common stock in exchange for inventory valued at $47,302 and a subscription receivable of $302,698.

    . The Company issued 440,000 shares of common stock to retire debt of $200,000 and interest payable of $20,000.

    . The Company purchased 253,450 shares of common stock in exchange for notes payable of $316,813.

    Actual amounts of cash paid for:

                                                      Years Ended May 31,
                                                      2002           2001
                                                  ------------- --------------

                 Interest                         $    201,331  $     145,380
                                                  ============= ==============

                 Income taxes                     $          -  $           -
                                                  ============= ==============

14. Preferred
    Stock

The Company has authorized 10,000,000 shares of preferred stock having a $.001 par value. The rights, terms, and preferences are to be set by the board of directors at such time as any shares are issued. As of May 31, 2002, no preferred stock had been issued.


15. Stock Options
    and Stock-
    Based
    Compensation

    A summary of the stock options are as follows:
                                                                  Range of
                                                   Number of      Exercise
                                                   Options        Prices
                                                 -------------- --------------
                    Outstanding at June 1, 2000        157,500  $ .25 - 1.57
                        Granted                        986,000    .36 -  .71
                                                 -----------------------------
                    Outstanding at May 31, 2001      1,143,500    .25 - 1.57
                        Granted                      5,613,493    .25 - 1.43
                        Exercised                     (150,000)          .50
                                                 -----------------------------
                    Outstanding at May 31, 2002      6,606,993  $ .25 - 1.57
                                                 =============================

______________________________________________________________________________
                                                                         F-18

                      LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
______________________________________________________________________________


15. Stock Options
    and Stock-
    Based
    Compensation
    Continued

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:


                                                   Years Ended May 31:
                                                  2002           2001
                                              ------------- -------------
                Net loss - as reported        $ (3,274,233) $ (2,107,021)
                Net loss - pro forma          $ (4,916,780) $ (2,436,677)
                Loss per share - as reported  $       (.35) $       (.20)
                Loss per share - pro forma    $       (.52) $       (.23)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          May 31
                                                ---------------------------
                                                   2002            2001
                                                ------------- -------------
                Expected dividend yield         $          -  $          -
                Expected stock price volatility          206%          197%
                Risk-free interest rate                  4.0%          7.0%
                Expected life of options          3-10 years     2-5 years
                                                ---------------------------

The weighted average fair value of options granted during 2002 and 2001 was $.75 and $.70, respectively.

_____________________________________________________________________________
                                                                        F-19

                       LIFESMART NUTRITION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
____________________________________________________________________________

15. Stock Options
    and Stock-
    Based
    Compensation
    Continued

The following table summarizes information about stock options outstanding at May 31, 2002:


                               Options Outstanding              Options Exercisable
                    -----------------------------------------------------------------
                                  Weighted
                                  Average
                                  Remaining     Weighted                    Weighted
       Range of                  Contractual    Average                     Average
       Exercise       Number         Life       Exercise     Number         Exercise
       Prices        Outstanding   (Years)      Price        Exercisable    Price
       ------------- ----------- ------------- ------------ -------------- ----------
       $  .25 -  .50   2,893,500       2.55     $      .47       2,893,500  $     .47
          .71 - 1.57   3,713,493       6.73            .74       3,713,493        .74
       ------------------------------------------------------------------------------

       $  .25 - 1.57   6,606,993       4.90     $      .62       6,606,993  $     .62
       ============= ============ ============= =========== =============== =========




16. Significant
    Customers

    Approximate revenues from significant customers for the years ended May 31, are as follows:


                                                        2002          2001
                                                   ------------- -------------
                            Customer A             $  2,598,077  $    838,676
                            Customer B                  388,073             -
                            Customer C                   31,025       456,863
                            Customer D                        -        36,604
                                                   ------------- -------------
                                                   $  3,017,175  $  1,332,143
                                                   ============= =============





______________________________________________________________________________
                                                                         F-20

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


                             PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of directors and executive officers
--------------------------------------------------

     The names of our executive officers and directors as of the date of this report, and the positions held by each of them are set forth below:

     Name                            Position
     ----                            ---------

     Darald A. Donnell               CEO, Chairman, President, COO,
                                     and Director
     Darren J. Lopez                 Executive Vice President,
                                     Director
     Dr. Melvin O. Warnecke          Vice President-Research &
                                     Development
     Raymond J. Woolston             Chief Financial Officer
     Denny Drabek                    Director
     Joseph Lake                     Director
     Mike Gursey                     Director
     Keith Mohn                      Director

The first four officers and directors named above became officers and directors of LifeSmart Nutrition Technologies, Inc. on February 15, 2002 in connection with the acquisition of LifeSmart Nutrition, Inc. The Company's former officers and directors resigned on the same date. Denny Drabek became a director in April 2002. Joseph Lake, Mike Gursey and Keith Mohn became directors in June 2002. The term of office of each director is one year and until his successor is elected at LifeSmart's annual shareholders meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

     Set forth below is biographical information on LifeSmart's executive officers and directors:

     Darald A. Donnell co-founded LifeSmart in August, 1997, and has served as its president and COO since August 2001. Mr. Donnell served as LifeSmart's President of International Operations from approximately November 1997 until August 2001. Mr. Donnell has served as LifeSmart's CEO and Chairman since late April 2002. From 1980-1984 he was a District Manager for Barber Greene Overseas, Inc., doing sales and negotiations in the international arena. Mr. Donnell founded PRISM, Inc., a private label brokerage company. He started with the NutraSweet Company in 1984 and worked there until 1990, where he became the director for the Asia and Latin America areas. His responsibilities at NutraSweet included the management of four District Managers, a staff of fifty, and a manufacturing site in Brazil. Since May 1996, he has served as a vice president of sales for the Holland Sweetner Company.

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

     Dr. Melvin O. Warnecke has been the Vice President for Research and Development and Technical Services for LifeSmart since August 1997. Prior to joining LifeSmart, Dr. Warnecke had his own company, Warnecke Technical, Inc., which he started in 1994. His company provided technical services such as
quality control to the confectionary industry.   Dr. Warnecke was the Vice
President for Technical Services from 1988 to 1994 for Brach Candy Company and Vice President Technical Services from 1977 to 1988 for Jacob-Suchard Brach, Inc. Dr. Warnecke is the past Chairman of the Technical Committee of the Chocolate Manufacturers of America. Dr. Warnecke was inducted into the Candy Hall of Fame at the 2001 meeting of the National Confectionary Sales Association of America.

     Raymond J. Woolston joined LifeSmart on November 26, 2001, as CFO. Ray has over 20 years of experience in accounting and finance. From 1981 to 1986 he worked with Kasteler & Newmann a local Salt Lake City based CPA practice, focusing on small business tax and consulting. From 1986 to 1988 he worked with the Salt Lake City office of Ernst & Young, specializing in audits of large businesses. His areas of expertise included retail, service, manufacturing, and insurance. In 1988, Mr. Woolston joined Smith's Food & Drug Centers, Inc. Smith's was a $3 billion regional grocery store chain with operations in 8 western states. He remained there until August, 2001, after which he worked as a private business consultant until November, 2001. At Smith's Food & Drug Centers Mr. Woolston held various key finance roles including Director of Tax & Retail Accounting from 1988 to September 1998, V.P. Finance and CFO from September 1998 to August 2001. During his time at Smith's it grew from approximately $1 billion in sales to over $3 billion. While at Smith's, he worked on a $300 million plus funding through a successful IPO and secondary offering. Ray graduated from the University of Utah with a B.S. in Accounting and is a CPA, licensed in Utah.

     Denny Drabek became a member of LifeSmart's Board of Directors in April 2002. Mr. Drabek has an extensive background of over twenty-five years in the field of sales consulting and marketing. For twenty of those years he was a leader in sales for several large technology corporations and is well known in the industry for facilitating complex sales negotiations with approximately 300 of the Fortune 500 companies. Over the past three years as vice president of marketing for an international investment advisory group, he was instrumental in the development of strategic alliances necessary for another company to launch an engineered approach to investing known as Genesis. He is the founder and current president of DJD International Holdings.

     Joseph Lake has served as a director since June 2002. Mr. Lake served as a member of the White House Staff as an Advance man for President Richard M. Nixon from 1970-1973. Mr. Lake co-founded the International Children's

Miracle Network (CMN) in 1982 to raise funds for 170 non-profit children's hospitals. To date, CMN has raised approximately $2.1 billion in the U.S. and Canada. Currently Mr. Lake serves as co-chairman of the Board of Trustees of the Larry King Cardiac Foundation. He also serves as Chairman of iAccess Media Entertainment, Inc.

     Mike Gursey has served as a director since June 2002. Mr. Gursey served as Senior Vice President of General Artists Corporation, International Creative Management (through mergers became C.M.A. & I.C.M.). He also served as Vice-President of Variety Programming for C.B.S. from 1977 to 1979. Mr. Gursey is a co-founder of the Children's Miracle Network which to date has raised approximately $2.1 billion in both the U.S. and Canada for children's hospitals.

     Keith Mohn has served as a director since June 2002. Mr. Mohn received his BA from Miami of Ohio in 1984. He received his CLU and ChFC certificates from American College in 1988. He is a managing member of Mohn Asset Management, LLC and Mohn Financial Group, LLC with approximately $75 million of assets under management. From 1981 to 1997, he served as a Sales Manager at John Hancock Mutual Life Insurance Company. He was the leading Sales Manager for the company in 1994.

Significant employees
---------------------

     LifeSmart has no present employees who are expected to make a significant contribution to its business other than its current officers and directors.
It is expected that current members of management will be the only persons whose activities will be material to the Company's operations.

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

          (2) was convicted in a criminal proceeding or named in a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the Company's most recent fiscal year ended May 31, 2002 and Form 5 and amendments thereto furnished to the Company with respect to the Company's most recent fiscal year ended May 31, 2002, the Company knows of no person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 who failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) of the Securities Exchange Act of 1934.


                 ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the persons who served as the Company's or its principal subsidiary's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at May 31, 2002, the end of the Company's last completed fiscal year):

                          SUMMARY COMPENSATION TABLE
                         -----------------------------
                                                         Long Term Compensation
                                                         -------------------------
                     Annual Compensation                 Awards            Payouts
                     ----------------------------------  ----------------- -------
                                            Other        Restricted
Name and                                    Annual       Stock    Options  LTIP   All other
Principal Position   Year Salary   Bonus($) Compensation Awards   /SARs    Payout Compens.
------------------   ---- -------- -------  ------------ ------- --------  ------ ---------
Darald A. Donnell    2002 $ 41,875 $  -0-      -0-         -0-   560,000    -0-     -0-
C.E.O. since 4/26/02 2001 $  -0-   $  -0-      -0-         -0-     -0-      -0-     -0-
C.O.O. & Director    2000 $  -0-   $  -0-      -0-         -0-     -0-      -0-     -0-

Richard W. Hellyer   2002 $ 41,667 $  -0-      -0-         -0-   490,000(1) -0-     -0-
C.E.O. 2/15/02 to    2001 $ 85,000 $ 50,000    -0-         -0-   420,000(1) -0-     -0-
4/20/02 & Director   2000 $ 50,000 $  -0-      -0-      280,000    -0-      -0-     -0-

Darren J. Lopez      2002 $ 85,000 $ 40,000    -0-         -0-   105,000    -0-     -0-
E.V.P. & Director    2001 $100,000 $ 50,000    -0-         -0-    52,500    -0-     -0-
                     2000 $ 85,000 $  -0-      -0-      105,000    -0-      -0-     -0-

Lee Jackson          2002 $ 36,000 $  -0-      -0-         -0-     -0-      -0-     -0-
C.E.O. of Upland     2001 $ 36,000 $  -0-      -0-         -0-     -0-      -0-     -0-
Prior to 2/15/02     2000 $ 36,000 $  -0-      -0-         -0-    50,000    -0-     -0-



All share and option amounts in the table have been adjusted to reflect the merger.
1) All options granted to Richard W. Hellyer have since been forfeited.

Options/SAR Grants in Last Fiscal Year
--------------------------------------

     The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended May 31, 2002, to the named executive officers of LifeSmart Nutrition Technologies, Inc.



                                 % of Total
               # of Securities   Options/SARS
               Underlying        Granted to                        Market Price
               Options/SARs      Employees in   Exercise or Base   on Date of
Name           Granted           Fiscal Year    Price ($/Share)    Grant         Expire Date
-------------- ----------------- -------------- ------------------ ------------- --------------
Darald Donnell    560,000            100%         $0.71/share      Est. $0.71/   10 years
                                                                   Share         after grant

Richard W.        490,000(1)         100%         $0.71/share      Est. $0.71/   10 years
Hellyer                                                            Share         after grant

Darren J.         105,000            100%         $0.71/share      Est. $0.71/   10 years
Lopez                                                              Share         after grant

Raymond J.        700,000            100%         $0.71/share      Est. $0.71/   10 years
Woolston                                                           Share        after grant

(1) The options granted to Mr. Hellyer have since been forfeited.



Bonuses and Deferred Compensation:
---------------------------------

     None

Compensation Pursuant to Plans:
------------------------------

     Most options granted Darald Donnell, Richard W. Hellyer, Darren J. Lopez and/or Raymond J. Woolston were granted pursuant to the LifeSmart Nutrition, Inc. 1999 Non-Qualified Stock Option Plan which initially reserved 2,600,000 shares for issuance under the plan. The number of shares issuable under the plan was later increased. Options are issued under the plan at the discretion of LifeSmart's board of directors. Options granted to Lee Jackson were granted pursuant to Upland's 1996 Stock Option Plan which reserved 650,000 shares for issuance under the Plan. Options are issued under the plan at the discretion of the Company's board of directors.

Pension Table:
--------------

     Not Applicable

Other Compensation:
-------------------

     None

Compensation of Directors:
--------------------------

     Effective June 2002, directors of LifeSmart receive 100,000 shares of LifeSmart common stock upon their appointment or election to the Board of Directors, and they receive an option each year they serve as directors to purchase up to 100,000 shares of LifeSmart common stock at an exercise price to be determined by the Board of Directors each year when the options are granted. The options are exercisable for a period of five years. The directors also receive reimbursement of travel and lodging expenses incurred in attending directors meetings.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     None of LifeSmart's officers presently has a written employment contract with the Company. It is anticipated that LifeSmart will enter into written employment agreements with Darald Donnell and Raymond J. Woolston, and possibly with other important employees as determined by the board of directors.

     Effective as of February 15, 2002, the Company granted certain non-qualified options to Richard W. Hellyer for 910,000 shares, Darald A. Donnell for 560,000 shares, Raymond J. Woolston for 700,000 shares, and Darren
J. Lopez for 157,500 shares in exchange for the options that they held in LifeSmart Nutrition, Inc. All of these options are exercisable for a period of 10 years at the exercise price of $0.71 per share. The options granted to Mr. Hellyer have since been forfeited. Each option agreement contains certain provisions that are triggered by a change in control. On a change-in-control, the options become fully vested and exercisable. Also, on a change in control of the Company, each of the option holders has the right to require the Company to purchase any portion or all of the option held by him, with the purchase price to be based on the highest price per share paid by the party(ies) acquiring control of the Company, less the exercise price per option share. Additionally, if the transaction resulting in a change in control creates any income tax liability for the option holder associated with an exchange of his option or a purchase or buy out of his option, then the Company shall pay to the option holder a cash payment equal to the combined federal and state income tax liability of the option holder plus the amount necessary for the option holder to pay all federal and state income taxes associated with the cash payments being made in order to "gross up" all income taxes so incurred by the option holder.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of LifeSmart Nutrition Technologies, Inc. common stock owned beneficially as of August 22, 2002, after giving effect to the 1 for 2 reverse split of the Company's common stock made in connection with the February 15, 2002 acquisition of LifeSmart Nutrition, Inc., by:

     - each person known by us to be the beneficial owner of more than 5% of the outstanding shares of LifeSmart Nutrition Technologies, Inc. common stock;

     -    each director and executive officer; and

     -    all directors and executive officers as a group.

     Unless otherwise noted, each individual has sole voting and investment power over the shares indicated in the table. Fractional shares are rounded to the nearest whole number. Applicable percentage ownership is based on approximately 15,221,240 shares of LifeSmart common stock outstanding as of August 22, 2002.

                                         Amount and
                                         Nature of
Name and Address              Class of   Beneficial           Percent of
of 5% Beneficial Owner        Stock      Ownership            Class
---------------------------   ---------  -------------

Agave, Ltd.                   Common     2,050,000(1)          13.2%
11157 Snider Road
Cincinnati, Ohio 45249

Darald A. Donnell             Common     2,061,500(2)          13.1%
8 East Broadway, Suite 200
Salt Lake City, Utah 84111

Richard W. Hellyer            Common     1,179,500              7.7%
8 East Broadway, Suite 200
Salt Lake City, Utah 84111

Lee Jackson/Rodaric Group,    Common       846,308(4)           5.5%
 LLC
712 Arrowhead Lane
Murray, Utah 84107

Interpress Technologies       Common       840,000              5.5%
930 Striker Avenue
Sacramento, California 95834

Mark Peterson                 Common       851,662(5)           5.6%
440 East 400 South
Salt Lake City, Utah  84111

Executive Officers,
and Directors
-------------
Darald A. Donnell             Common     2,061,500(2)        13.1%
Darren J. Lopez               Common       376,985(6)         2.4%
Raymond J. Woolston           Common       700,000(3)         4.4%
Keith Mohn                    Common       100,000(1)         0.7%
Denny Drabek                  Common            0             0.0%
Joseph Lake                   Common            0             0.0%
Mike Gursey                   Common            0             0.0%

All Executive Officers        Common      3,238,485(7)       19.4%
and Directors as a Group
(7 persons)

(1) The 2,050,000 shares beneficially owned by Agave, Ltd. include options to purchase up to an additional 350,000 shares exercisable at $1.00 per share for a period of five years.

(2) The shares beneficially owned by Darald A. Donnell include options to purchase up to 560,000 shares exercisable at $0.71 per share.

(3) The shares beneficially owned by Raymond J. Woolston include options to purchase up to 700,000 shares exercisable at $0.71 per share.

(4) Rodaric Group, LLC is controlled by Lee Jackson. The Rodaric Group, LLC owns 540,522 shares, Mr. Jackson owns an additional 4,286 shares. The Rodaric Group, LLC and/or Lee Jackson also have options and/or warrants to purchase 50,000 shares at $0.25 per share, 185,000 shares at $0.50 per share, and 66,500 shares at $0.71 per share.

(5) The shares beneficially owned by Mark Peterson include warrants to purchase up to 70,000 shares exercisable at $0.71 per share.

(6) The shares beneficially owned by Darren J. Lopez include options to purchase up to 157,500 shares exercisable at $0.71 per share.

(7) The shares beneficially owned by all of LifeSmart's executive officers and directors, as a group, include options to purchase up to 1,417,500 shares exercisable at $0.71 per share.

     Unless otherwise noted, all of the options included in the table above are exercisable at $0.71 per share for a period of 5 years from the date on which they were issued, except for the options held by present executive officers and directors of LifeSmart Nutrition Technologies, Inc. which have a 10 year term.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Related Party Transactions with LifeSmart Nutrition
--------------------------------------------------
Technologies, Inc. Prior to the Merger.
---------------------------------------

     During 2000, the Company issued 94,400 shares of common stock to Lee Jackson in relation to funds advanced to the Company. These shares were issued on the same terms as shares sold to other shareholders. Prior to the merger, the Company granted options to Lee Jackson to purchase up to 50,000 shares at $0.25 per share and up t0 125,000 shares at $0.50 per share exercisable for 5 years.

     The Company has not had a need to rent office space during the two fiscal years prior to acquiring LifeSmart Nutrition, Inc. on February 15, 2002. During that time period, Lee Jackson allowed the Company to use his home as a mailing address. The cost was minimal and has not been recorded as an expense of the Company.

     The Company received $200,000 in bridge loans from two shareholders of the Company, Michael Vanderhoof and Butternut Properties. The Company granted warrants to purchase 150,000 shares of common stock at $1.00 as an incentive for the loans. The fair value of $32,971 for the warrants was expensed as interest expense. The Company repaid $150,000 of the loans and converted the balance into 50,000 shares of common stock and warrants to purchase 25,000 shares of common stock at $1.00 per share.

Related Party Transactions with LifeSmart Nutrition, Inc.
---------------------------------------------------------

     The Company and/or LifeSmart Nutrition, Inc. has engaged in a number of transactions with related parties during its last two fiscal years and during the current fiscal year. Transactions involving certain related party notes is described in the following table:


     Related
     Party Notes
     Payable


     Related party notes payable are comprised of the following at May 31:


                                                                 2002
                                                             -----------
     Note payable to shareholders, secured by 245,000
     shares of LifeSmart common stock, with original
     balance of $200,000, interest payable at or before
     maturity at 12% per month and 80,000 stock options
     exercisable at $.50 per share, principal due in
     full December 2001.  (Effective annual interest
     rate of 379%)                                           $  150,000

     Unsecured note payable to David Cannon with
     original balance of $142,000, interest payable at
     or before maturity in 200,000 shares of common
     stock at $.175 per share, principal due in full
     in September 2000                                           39,250

     Related
     Party Notes
     Payable
     Continued

     Note payable to shareholders, secured by 210,000
     shares of LifeSmart Common Stock, with interest
     payable at or before maturity at 12% per month
     plus 60,000 warrants exercisable at $.50 per share,
     principal due in full December 2001 (effective
     annual interest rate of 362%)                              154,707

    Note payable to a shareholder with original
    balance of $250,000, secured by inventory and
    the stock of certain other shareholders,
    convertible at option of noteholder at any time
    at $1.10 per share, interest payable at or before
    maturity date in cash of $50,000 plus 35,000 stock
    options exercisable at $1.57 per share, principal
    due in full August 2000 (effective interest rate of 38%)    189,500

    Note payable to Richard W. Hellyer with balance of
    $118,000, convertible at option of noteholder at any
    time at $.50 per share plus 35,000 stock options
    exercisable at $2.86 per share, interest payable at
    or before maturity date at 10% every six months plus
    15,000 shares of common stock at $3.34 per share,
    principal due in full August 2001 (net of unamortized
    discount of $25,000; effective annual interest rate
    of $120%)                                                   118,000

    Note payable to a shareholder with original balance
    of $66,000, unsecured, with interest payable at or
    before maturity at 6%, principal due in full February
    2002                                                          6,152

    Note payable to Lee Jackson, unsecured, with interest
    payable at or before maturity at 12%, principal due
    in full July 2002                                             9,000

    Notes payable to shareholders in connection with
    stock buy back, with interest payable at maturity at
    6.5%, principal due in full in October 2001                  54,350
                                                           -------------
                                                           $    720,959
                                                           =============


    A note payable was entered into with Cannon Industries, which was secured by accounts receivable and personally guaranteed by certain other shareholders, with interest payable at or before maturity at 12% plus 17,500 warrants exercisable at $.71 per share. The principal was due in full in September 2000, and has since been repaid.

<PAID> 50

     On February 21, 2001, the Company issued a convertible note payable to an officer and stockholder of $50,000. The note has a conversion feature, by which the officer may convert each dollar of the outstanding note balance to one conversion unit, which included two shares of common stock convertible at $.29 per share and one warrant to purchase one share of common stock at $2.86 per share. As the note was convertible at any time at the option of the note holder, the Company recognized the beneficial conversion feature, the difference between the conversion price and the fair market value of the stock of $.50, as additional interest expense of $21,190.

     During the fiscal years ended May 31, 2002 and 2001, LifeSmart incurred expenses of $29,500 and $40,500, respectively, to a relative of Darren Lopez in connection with graphic design services provided on behalf of LifeSmart.

     During the fiscal year ended May 31, 2001, LifeSmart granted options to Richard Hellyer and Darren Lopez, to purchase up to 420,000 shares and 52,500 shares, respectively, of LifeSmart common stock, exercisable for 5 years at $0.71 per share, and the Company granted options to Lee Jackson to purchase up to 17,500 shares, exercisable for 5 years at $0.71 per share.

     During the fiscal year ended May 31, 2002, LifeSmart granted options to Richard Hellyer, Darren Lopez, Darald Donnell, and Raymond Woolston, to purchase up to 490,000 shares, 105,000 shares, 560,000 shares, and 700,000 shares, respectively, of LifeSmart common stock, exercisable for 10 years at $0.71 per share. The Company also granted options to Lee Jackson to purchase up to 49,000 shares and 60,000 shares of the Company's common stock at $0.71 per share and $0.50 per share, respectively.

     On February 15, 2002, as a result of the merger, the Company granted options to Richard Hellyer, Darren Lopez, Darald Donnell and Ray Woolston in exchange for the earlier options granted by LifeSmart Nutrition, Inc. during the fiscal years ended May 31, 2002 and 2001.

     LifeSmart paid and/or reimbursed certain personal expenses incurred by Mr. Hellyer during approximately the last four fiscal years ending May 31, 2002. Mr. Hellyer has proposed to repay these expenses by offsetting his loans to LifeSmart of approximately $118,000 and by paying to LifeSmart approximately an additional $153,000.

     Agave, Ltd., an investment fund, invested $500,000 in LifeSmart common stock in the fiscal year ended May 31, 2002.

    As part of the negotiations regarding the acquisition of LifeSmart, Lee Jackson and Maven Properties, LLC, were granted an option, if a spin off of GSC is not completed within one year from the date of the acquisition of LifeSmart, to purchase GSC for $100,000. The purchase price of GSC was suggested by Lee Jackson and Maven Properties, LLC without any independent verification as to the worth of GS&C. Accordingly, this transaction may not be considered arms length.

     The Company is considering the possibility of securing the various loans made by Lee Jackson and /or Rodaric, LLC to the Company and its GSC subsidiary with the Company's stock ownership of GSC.

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number            Description
-------           -----------
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

(b) Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report: (a) an amended Form 8-K report was filed on May 1, 2002 which served to amend an earlier Form 8-K report filed on February 27, 2002. The amendment added certain pro form condensed combined financial statements under Item 7; and (b) a Form 8-K report was filed on May 22, 2002 concerning an Item 5 disclosure which also contained a consent filed as an Item 7 exhibit.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIFESMART NUTRITION TECHNOLOGIES, INC.


                                   /S/ Darald A. Donnell
Date: August 27, 2002           By_________________________________________
                                  Darald A. Donnell, Chairman of the Board
                                  of Directors, Chief Executive Officer and
                                  Chief Operating Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ Darald A. Donnell
Date: August 27, 2002           By________________________________________
                                  Darald A. Donnell, Director and Chief
                                  Executive Officer


                                   /s/ Darren J. Lopez
Date: September 11, 2002        By________________________________________
                                  Darren J. Lopez, Director


                                   /s/ Raymond J. Woolston
Date: September 11, 2002        By________________________________________
                                  Raymond J. Woolston, Chief Financial
                                  Officer and Chief Accounting Officer


Date: August __, 2002           By________________________________________
                                  Denny Drabek, Director


Date: August __, 2002           By________________________________________
                                  Joseph Lake, Director

                                  /s/ Mike Gursey
Date: August 30, 2002           By________________________________________
                                  Mike Gursey, Director


                                   /s/ Keith Mohn
Date: September 5, 2002         By________________________________________
                                  Keith Mohn, Director

                          CERTIFICATIONS


     I, Darald A. Donnell, certify that:

     1. I have reviewed this annual report on Form 10-KSB of LifeSmart Nutrition Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 12, 2002            /s/ Darald A. Donnell
                                     Darald A. Donnell
                                     Chief Executive Officer


     I, Raymond J. Woolston, certify that:

     1. I have reviewed this annual report on Form 10-KSB of LifeSmart Nutrition Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 11, 2002             /s/ Raymond J. Woolston
                                      Raymond J. Woolston
                                      Chief Financial Officer

                          EXHIBIT INDEX

Exhibit                                                   Exhibit
Number           Description                              Location
----------       -----------                              ---------
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

 3.2             Amendment to Articles of Incorporation   Incorporated by
                 dated February 12, 2002                  reference from
                                                          the Company's Form
                                                          10-KSB Annual
                                                          Report filed April
                                                          1, 2002 as Exhibit
                                                          3.2

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

10.2             1999 LifeSmart Nutrition, Inc. Non-      Incorporated by
                 Qualified Stock Option Plan adopted      reference from
                 by the Company                           the Company's Form
                                                          10-KSB Annual Report
                                                          filed April 1, 2002
                                                          as Exhibit 10.2

21.1             List of Subsidiaries                     Incorporated by
                                                          reference from
                                                          the Company's Form
                                                          10-KSB Annual Report
                                                          filed April 1, 2002
                                                          21.1