Form 10QSB
period 2002-08-31
LIFESMART NUTRITION TECHNOLOGIES INC
filed 2002-10-21
CIK 920273

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
          For the quarterly period ended August 31, 2002

                  Commission file number 0-22497


              LIFESMART NUTRITION TECHNOLOGIES, INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


               Utah                                 87-0430780
_______________________________           __________________________________
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)



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

     As of October 11, 2002, the issuer had outstanding 19,221,244 shares of its Common Stock, $0.001 par value per share.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of LifeSmart Nutrition Technologies, Inc., a Utah corporation, as of August 31, 2002, the unaudited related consolidated statements of operations for the three month periods ended August 31, 2002 and August 31, 2001, and the unaudited related consolidated statement of cash flows for the three month periods ended August 31, 2002 and August 31, 2001, appear below.

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

LifeSmart Nutrition Technologies, Inc.
Consolidated Balance Sheet

                                                             August 31
                                                            (Unaudited)
                                                           -------------
                                                                2002
                                                           -------------
          Assets

Current assets:
  Cash                                                     $          -
  Accounts receivable, net of allowance of $93,571              352,032
  Inventories                                                   419,304
                                                           -------------

      Total current assets                                      771,336

Property and equipment, net                                      22,501
Intangibles, net                                                 30,010
Other                                                            64,238
                                                           -------------

      Total assets                                         $    888,085
                                                           =============


          Liabilities and Stockholders' Deficit

Current liabilities:
  Bank overdraft                                           $      1,406
  Line of credit                                                273,319
  Accounts payable                                            1,715,567
  Accrued expenses                                              626,100
  Advances                                                       50,000
  Related party notes payable                                   703,307
                                                           -------------

      Total current liabilities                               3,369,699
                                                           -------------
Commitments and contingencies                                         -

Stockholders' deficit:
  Common stock, par value $.001, 50,000,000 shares
   authorized; 15,221,244 shares issued and outstanding          15,221
  Capital in excess of par value                              7,354,419
  Subscription receivable                                      (241,676)
  Accumulated deficit                                        (9,609,578)
                                                           -------------

      Total stockholders' deficit                            (2,481,614)
                                                           -------------

      Total liabilities and stockholders' deficit          $    888,085
                                                           =============

LifeSmart Nutrition Technologies, Inc.
Consolidated Statement of Operations


                                                      Three Months Ended
                                                           August 31
                                                          (Unaudited)
                                                   ---------------------------
                                                       2002          2001
                                                   ------------- -------------

Net sales                                          $    449,805  $    396,253
Cost of sales                                           337,023       242,515
                                                   ------------- -------------

Gross profit                                            112,782       153,738
                                                   ------------- -------------

Operating expenses:
  Selling and marketing                                  56,699       177,101
  General and administrative                            310,590       310,677
  Research and development                                3,019           140
                                                   ------------- -------------

     Total operating expenses                           370,308       487,918
                                                   ------------- -------------

     Loss from operations                              (257,526)     (334,180)

Other income (expense):
  Interest income                                            31           158
  Interest expense                                     (291,413)      (11,919)
  Other                                                 (15,212)          642
                                                   ------------- -------------

     Net loss before income taxes                      (564,120)     (345,299)

  Provision for income taxes                                  -             -
                                                   ------------- -------------

     Net loss                                      $   (564,120) $   (345,299)
                                                   ============= =============

Net loss per share - basic and diluted             $      (0.04) $      (0.03)
                                                   ============= =============

Weighted average common and common
  equivalent shares - basic and diluted              15,221,000    11,307,000
                                                   ============= =============

LifeSmart Nutrition Technologies, Inc.
Consolidated Statement of Cash Flows

                                                       Three Months Ended
                                                            August 31
                                                           (Unaudited)
                                                   ---------------------------
                                                       2002           2001
                                                   ------------- -------------

Cash flows from operating activities:
  Net loss                                         $   (564,120) $   (345,299)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Bad debt expense                                     6,930         5,956
     Depreciation and amortization expense                1,586         9,628
     Stock options issued for interest                  125,292             -
     (Increase) or decrease in:
        Accounts receivable                              64,904       118,335
        Inventory                                       127,747      (416,267)
        Other assets                                     (3,439)            -
     Increase or (decrease) in:
        Accounts payable                                127,399       154,449
        Accrued liabilities                             107,415        (2,771)
                                                   ------------- -------------

        Net cash used in operating activities            (6,286)     (475,969)
                                                   ------------- -------------

Cash flows from investing activities:
  Purchase of property and equipment                     (1,492)            -
  Additions to intangible assets                        (10,898)            -
                                                   ------------- -------------

        Net cash used in investing activities           (12,390)            -
                                                   ------------- -------------

Cash flows from financing activities:
  Increase in cash overdraft                              1,406        64,063
  Proceeds from advances                                      -       456,010
  Net proceeds (payments) on line of credit              24,288             -
  Proceeds from related party debt                            -        64,775
  Reduction of related party debt                       (17,652)     (196,058)
  Reduction of subscription receivable                        -        87,179
                                                   ------------- -------------

        Net cash provided by financing activities         8,042       475,969
                                                   ------------- -------------

        Net increase (decrease) in cash                 (10,634)            -

Cash, beginning of period                                10,634             -
                                                   ------------- -------------

Cash, end of period                                $          -  $          -
                                                   ============= =============

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                         August 31, 2002

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

NOTE B   RECLASSIFICATIONS

Certain 2001 financial statement amounts have been reclassified to conform to 2002 presentation.

NOTE C   WEIGHTED AVERAGE SHARES

Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

NOTE D   SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Three Months Ended
                                                            August 31
                                                         2002       2001
                                                   ------------- -------------
Actual amounts of cash paid for:

     Interest paid                                 $     55,796  $     19,698
                                                   ============= =============

     Income taxes paid                             $      - 0 -  $      - 0 -
                                                   ============= =============

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

     On February 15, 2002, the Company entered into a reverse acquisition with LifeSmart Nutrition, Inc., a Utah corporation engaged in the development and sale of nutraceutical products. In connection with the reverse acquisition of LifeSmart Nutrition, Inc., the following occurred: (a) the Company amended its Articles of Incorporation to change its name to LifeSmart Nutrition Technologies, Inc. to better reflect the Company's present primary business activities and to add 10,000,000 shares of preferred stock to the Company's authorized capitalization; (b) the Company's common stock was reverse split on a 1 for 2 share basis; (c) the former officers and directors of the Company resigned, and the directors of LifeSmart Nutrition, Inc. were elected as directors of the Company; (d) shares of LifeSmart Nutrition, Inc. common stock were converted to shares of the Company's common stock on the basis of seven-tenths of one (0.7) share of the Company's common stock for one (1) share of LifeSmart Nutrition, Inc. common stock. LifeSmart Nutrition, Inc. is now a wholly-owned subsidiary of the Company. The Company now focuses its efforts on the nutraceutical business of LifeSmart Nutrition, Inc.

     As a negotiated term of the LifeSmart Nutrition, Inc. acquisition agreement, the Company agreed to either spin off its oil and gas operations to its shareholders or sell its oil and gas operations. Under the terms of the acquisition agreement, all of the Company's oil and gas operations will be transferred to GSC. The spin off, if accomplished, will not be on a pro rata basis. Instead, the former Upland Energy Corporation shareholders of record as of February 14, 2002 will receive one share of GSC common stock for every ten shares of Upland Energy Corporation they then held. As a result, the former Upland Energy Corporation shareholders will receive approximately 873,859 shares of GSC common stock. Every former LifeSmart Nutrition, Inc. shareholder of record as of February 14, 2002 will receive one hundredth of one (0.01) share of GSC common stock for every one share of the Company's common stock held by such shareholders immediately after the acquisition of LifeSmart. As a result, former LifeSmart Nutrition, Inc. shareholders will receive an aggregate of approximately 80,794 shares of GSC common stock.

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

Liquidity and Capital Resources

     At August 31, 2002, the Company had total current assets of $771,336, comprised of $352,032 in accounts receivable, net, and $419,304 in inventories. The Company's remaining assets represented property and equipment, net of $22,501, intangibles, net of $30,010, and other assets of $64,238. As of August 31, 2002, the Company had total current liabilities of $3,369,699, comprised of accounts payable of $1,715,567, related party notes payable of $703,307, accrued expenses of $626,100, a line of credit related to accounts receivable factoring of $273,319, advances of $50,000 and a bank overdraft of $1,406. During the fiscal year ended May 31, 2002, and the first fiscal quarter ended August 31, 2002, the Company was able to largely fund operations through raising additional equity capital and through incurring additional debt.

     The Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, which needs additional operating capital. The Company is attempting to raise between $250,000 and $2,000,000 capital through a private placement offering of its common stock. If the Company is successful in raising all $2,000,000 gross offering proceeds sought in the offering, the Company should have sufficient capital to continue operating for at least the next 12 months. If the Company raises less than $2,000,000 in its offering, the Company will need to seek equity capital and/or debt from other sources in order to meet the Company's cash needs for the next 12 months. The success of the Company and its subsidiaries will, initially, depend upon the ability of the Company to raise capital. There can be no assurance that the Company will be successful in its efforts to raise such capital.

     LifeSmart's most significant cash needs in its present fiscal year include raising funds to pay existing accounts payable and accrued expenses, pay off some existing notes payable, increase inventories to meet the demands of the increasing sales which the Company anticipates, and to cover other operating expenses until such time as revenues are sufficient to cover all
operating expenses.   As of August 31, 2002, LifeSmart had no cash on hand,
but was able to borrow more on its accounts receivable factoring arrangement as the Company generates more sales and related accounts receivable. LifeSmart must raise additional debt or equity capital in approximately the next sixty (60) days to continue operations. There can be no assurance that the Company will be successful in its efforts to raise such capital.

Results of Operations

     During the three months ended August 31, 2002, the Company had net sales of $449,805, an increase of $53,552 over the net sales of $396,253 which the Company had in the three months ended August 31, 2001. The Company's gross profit for the three months ended August 31, 2002 was

$112,782, a decrease of $40,956 over the gross profit of $153,738 generated in the three months ended August 31, 2001. LifeSmart attributes this decrease primarily to a change in the mix of products sold and increases in manufacturing costs. Total operating expenses for the three months ended August 31, 2002 were $370,308, a decrease of $117,610 from the total operating expenses of $487,918 incurred in the three months ended August 31, 2001. The decrease in operating expenses was largely attributable to a $120,402 decrease in selling and marketing expenses which decreased to $56,699 in the current period from $177,101 incurred in the three months ended August 31, 2001. The Company anticipates that as sales increase, general and administrative expenses will become a smaller percentage of total sales.

     During the three months ended August 31, 2002, LifeSmart experienced a net loss in the amount of $564,120 or approximately ($0.04) per share, which is $218,821 greater than the net loss of $345,299, or approximately ($0.03) per share, incurred during the three months ended August 31, 2001.

     The Company attributes the increased net loss for the three month period ended August 31, 2002 primarily to increased interest expenses incurred to finance the growth of the Company's nutraceutical business. Interest expense for the three months ended August 31, 2002 was $291,413, an increase of $279,494 over the interest expense of $11,919 incurred in the three months ended August 31, 2001.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

Item 3.     Controls and Procedures.

     (a)     Evaluation of disclosure controls and procedures.

     Darald A. Donnell who serves as LifeSmart's chief executive officer and Raymond J. Woolston who serves as LifeSmart's chief financial officer, after evaluating the effectiveness of LifeSmart's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, LifeSmart's disclosure controls and procedures were adequate and effective to ensure that material information relating to LifeSmart and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b)     Changes in internal controls.

     There were no significant changes in LifeSmart's internal controls or in other factors that could significantly affect LifeSmart's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     During the three months ended August 31, 2002, the two lawsuits described below were commenced against LifeSmart and/or one of its subsidiaries.

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

Item 2.     Changes in Securities.

     During the three month period ended August 31, 2002, LifeSmart did not make any sales of shares of LifeSmart's common stock which were not registered under the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

     As of August 31, 2002 there were loans in the approximate amount of $314,000 plus accrued interest that were in default. The Company is in negotiations with the parties involved, and the Company believes it will be able to negotiate extensions of the due dates and/or pay off the loans that are in default in the near future.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of LifeSmart Nutrition Technologies, Inc. shareholders during the three months ended August 31, 2002.

Item 5.     Other Information.

     On October 9, 2002, LifeSmart issued a total of 4,000,000 shares of its restricted common stock for marketing and sales services to be provided. The shares were issued as follows: Jim Wheeler - 1,500,000 shares; Steve Owens 1,500,000 shares and Signature International - 1,000,000 shares.

     All of the shares described in the transactions listed above were sold directly by LifeSmart, and no underwriters were involved in the transactions. LifeSmart relied on section 4(2) of the Securities Act of 1933 in making all sales or issuances of securities described in the transactions listed above. No advertising or general solicitation was employed in offering any of the shares. Each purchaser received disclosure information concerning LifeSmart. Each purchaser also had the opportunity to investigate LifeSmart and ask questions of its executive officers and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by LifeSmart.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) There are no exhibits included with this report.

     (b) LifeSmart filed no Current Reports on Form 8-K during the three months ended August 31, 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LIFESMART NUTRITION TECHNOLOGIES, INC.
                                  (Registrant)



Date: October 21, 2002          By: /S/ Raymond J. Woolston
                                   _______________________________________
                                    Raymond J. Woolston, Chief Financial
                                    Officer and Chief Accounting Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Darald A. Donnell, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of LifeSmart Nutrition Technologies, Inc. ("LifeSmart");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of LifeSmart as of, and for, the periods presented in this quarterly report.

     4. LifeSmart's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LifeSmart and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to LifeSmart, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of LifeSmart's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. LifeSmart's other certifying officer and I have disclosed, based on our most recent evaluation, to LifeSmart's auditors and the audit committee of LifeSmart's board of directors (or persons performing the equivalent functions):


      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect LifeSmart's ability to record, process, summarize and report financial data and have identified for LifeSmart's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in LifeSmart's internal controls; and

     6. LifeSmart's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                              /s/ Darald A. Donnell
Date:  October 21, 2002       _____________________________________
                              Darald A. Donnell, Chief Executive
                              Officer



                               -14-
<PAGE


             CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Raymond J. Woolston, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of LifeSmart Nutrition Technologies, Inc. ("LifeSmart");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of LifeSmart as of, and for, the periods presented in this quarterly report.

     4. LifeSmart's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for LifeSmart and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to LifeSmart, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of LifeSmart's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. LifeSmart's other certifying officer and I have disclosed, based on our most recent evaluation, to LifeSmart's auditors and the audit committee of LifeSmart's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect LifeSmart's ability to record, process, summarize and report financial data and have identified for LifeSmart's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in LifeSmart's internal controls; and

     6. LifeSmart's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /S/ Raymond J. Woolston
Date:  October 21, 2002       _____________________________________
                              Raymond J. Woolston, Chief Financial
                              Officer