Form 10QSB
period 2002-11-30
LIFESMART NUTRITION TECHNOLOGIES INC
filed 2003-01-21
CIK 920273

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              For the quarterly period ended November 30, 2002

                       Commission file number 0-22497

                   LIFESMART NUTRITION TECHNOLOGIES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


       Utah                                         87-0430780
-------------------------------        ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

                         8 East Broadway, Suite 200
                         Salt Lake City, Utah 84111
                  ----------------------------------------
                  (Address of principal executive offices)

                               (801) 596-3222
              ------------------------------------------------
              (Issuer's telephone number, including area code)


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

     As of January 8, 2003, the issuer had outstanding approximately 19,221,240 shares of its Common Stock, $0.001 par value per share.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of LifeSmart Nutrition Technologies, Inc., a Utah corporation, as of November 30, 2002, the unaudited related consolidated statements of operations for the three and six month periods ended November 30, 2002 and November 30, 2001, and the unaudited related consolidated statements of cash flows for the six month periods ended November 30, 2002 and November 30, 2001, appear below.

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of LifeSmart Nutrition Technologies, Inc. consolidated with LifeSmart Nutrition, Inc. and G.S. & C., Inc., its wholly-owned subsidiaries. The names "LifeSmart", the "Company", "we", "our" and "us" used in this report refer to LifeSmart Nutrition Technologies, Inc. and its subsidiaries.

              LifeSmart Nutrition Technologies, Inc.
                    Consolidated Balance Sheet

                                                         November 30,
                                                         (Unaudited)
                                                            2002
     Assets

Current Assets:
   Cash                                               $            0
   Accounts receivable, net of allowance of $121,285         769,807
   Inventories                                               368,838
                                                      --------------
       Total current assets                                1,138,645

Property and equipment, net                                   18,868
Intangibles, net                                              30,010
Other                                                         61,051
                                                      --------------
       Total assets                                   $    1,248,574
                                                      ==============

     Liabilities and Stockholders' Deficit

Current liabilities:
   Bank overdraft                                     $        7,556
   Line of credit                                            134,690
   Accounts payable                                        2,199,167
   Accrued expenses                                          791,827
   Related party advances                                    170,000
   Related party notes payable                               700,879
                                                      --------------
       Total current liabilities                           4,004,119
                                                      --------------
Commitments and contingencies                                      0

Stockholders' deficit:
   Common stock, par value $.001, 50,000,000 shares
    authorized; 19,221,240 shares issued and
    outstanding                                               19,221
   Capital in excess of par value                          7,798,542
   Subscription receivable                                  (241,676)
   Accumulated deficit                                   (10,331,632)
                                                      --------------
       Total stockholders' deficit                        (2,755,545)
                                                      --------------
       Total liabilities and stockholders' deficit    $    1,248,574
                                                      ==============

              LifeSmart Nutrition Technologies, Inc.
               Consolidated Statement of Operations

                                  Three Months Ended      Six Months Ended
                                     November 30,            November 30,
                                     (Unaudited)             (Unaudited)
                                2002           2001       2002        2001
Net Sales                       $  877,779  $1,096,131 $ 1,327,584 $1,492,383
Cost of sales                      622,912     811,558     959,935  1,048,623
                                ----------  ---------- ----------- ----------
Gross profit                       254,867     284,573     367,649    443,760
                                ----------  ---------- ----------- ----------
Operating expenses:
  Selling and marketing            487,440     160,622     544,139    395,684
  General and administrative       288,386     334,556     598,976    591,791
  Research and development           1,687      10,393       4,706     10,533
                                ----------  ---------- ----------- ----------
    Total operating expenses       777,513     505,571   1,147,821    998,008
                                ----------  ---------- ----------- ----------
    Loss from operations          (522,646)   (220,998)   (780,172)  (554,248)

Other income (expense):
  Interest income                       27         156          57        455
  Interest expense                (210,604)   (234,549)   (502,017)  (247,122)
  Other                             11,169           0      (4,043)       642
                                ----------  ---------- ----------- ----------
    Net loss before income taxes  (722,054)   (455,391) (1,286,175)  (800,273)

Provision for income taxes               0           0           0          0
                                ----------  ---------- ----------- ----------
    Net loss                    $ (722,054) $ (455,391)$(1,286,175)$ (800,273)
                                ==========  ========== =========== ==========
Net loss per share-basic and
diluted                         $    (0.04) $    (0.04)$     (0.08)$    (0.07)
                                ==========  ========== =========== ==========
Weighted average common and
common equivalent shares-basic
and diluted                     17,595,000  11,307,000  16,402,000 11,307,000
                                ==========  ========== =========== ==========

              LifeSmart Nutrition Technologies, Inc.
               Consolidated Statement of Cash Flows

                                                      Six Months Ended
                                                        November 30,
                                                        (Unaudited)
                                                    2002          2001
Cash flows from operating activities:
  Net loss                                          $(1,286,175) $  (800,273)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Bad debt expense                                     34,644       22,344
    Depreciation and amortization expense                 5,220       16,598
    Common stock issued for services                    400,000            0
    Stock options issued for interest                   173,415       63,754
    (Increase) or decrease in:
      Accounts receivable                              (380,585)    (549,401)
      Inventory                                         178,213     (321,621)
      Prepaid expense                                         0        2,513
      Other assets                                         (252)      (2,515)
    Increase or (decrease) in:
      Accounts payable                                  610,999      402,852
      Accrued liabilities                               273,142        3,891
                                                    -----------  -----------
      Net cash provided by or (used in) operating
      activities                                          8,621   (1,161,858)
                                                    -----------  -----------

Cash flows from investing activities:
  Purchase of property and equipment                     (1,492)           0
  Additions to intangible assets                        (10,898)     (13,930)
                                                    -----------  -----------
      Net cash used in investing activities             (12,390)     (13,930)
                                                    -----------  -----------
Cash flows from financing activities:
  Increase or (decrease) in cash overdraft                7,556      (38,222)
  Proceeds from advances                                120,000      351,000
  Net proceeds (payments) on line of credit            (114,341)     684,942
  Proceeds from related party debt                            0      708,500
  Reduction of related party debt                       (20,080)    (617,611)
  Reduction of subscription receivable                        0       87,179
                                                    -----------  -----------
      Net cash (used in) or provided by financing
      activities                                         (6,865)   1,175,788
                                                    -----------  -----------
      Net increase (decrease) in cash                   (10,634)           0

Cash, beginning of period                                10,634            0
                                                    -----------  -----------
Cash, end of period                                 $         0  $         0
                                                    ===========  ===========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                       November 30, 2002

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

NOTE B   RECLASSIFICATIONS

Certain 2001 financial statement amounts have been reclassified to conform to 2002 presentation.

NOTE C   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, and the stockholders' deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on attaining profitable operations, restructuring its financing arrangements, and obtaining additional outside financing. However, there can be no assurance the Company will be successful in this regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D   WEIGHTED AVERAGE SHARES

Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

NOTE E   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Six Months Ended
                                                    November 30
                                                2002            2001

Actual amounts of cash paid for:

     Interest                                $    2,137    $  46,052
                                             ==========    =========
     Income taxes                            $    - 0 -    $   - 0 -
                                             ==========    =========

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

Liquidity and Capital Resources

     At November 30, 2002, the Company had total current assets of $1,138,645, comprised of $769,807 in accounts receivable, net, and $368,838 in inventories. The Company's remaining assets represented property and equipment, net of $18,868, intangibles, net of $30,010, and other assets of $61,051. As of November 30, 2002, the Company had total current liabilities of $4,004,119, comprised of accounts payable of $2,199,167, accrued expenses of $791,827, related party notes payable of $700,879, related party advances of $170,000, a line of credit in the amount of $134,690 secured by accounts receivable, and a bank overdraft of $7,556. During the three and six month periods ended November 30, 2002, the Company was able to largely fund operations with cash provided by operations.

     The Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, which needs additional operating capital. The success of the Company and its subsidiaries will, initially, depend upon the ability of the Company to raise capital. There can be no assurance that the Company will be successful in its efforts to raise such capital.

     LifeSmart's most significant cash needs in its present fiscal year include raising funds to pay existing accounts payable and accrued expenses, pay off some existing notes payable, increase inventories to meet the demands of the increasing sales which the Company anticipates, and to cover other operating expenses until such time as revenues are sufficient to cover all
operating expenses.   As of November 30, 2002, LifeSmart had no cash on hand.
LifeSmart has been able to continue operations since November 30, 2002, largely due to an arrangement with its primary manufacturer/supplier to manufacture LifeSmart's products then ship the products to selected customers who pay the manufacturer/supplier direct for the products. The manufacturer/supplier then deducts its costs to manufacture before paying the net proceeds to LifeSmart. In the event that the manufacturer/supplier decides to terminate this arrangement before LifeSmart raises substantial additional capital or obtains another financing source, LifeSmart may not be able to continue in business. There can be no assurance that the Company will be successful in its efforts to raise such capital or obtain other financing sources.

Results of Operations

     During the three months ended November 30, 2002, the Company had net sales of $877,779, a decrease of $218,352 from the net sales of $1,096,131 which the Company had in the three months ended November 30, 2001. The Company's gross profit for the three months ended November 30, 2002, was $254,867, or 29% of sales, a decrease of $29,706 from the gross profit of $284,573, or 26% of sales, generated in the three months ended November 30, 2001. The increase in gross profit percentage was due to higher material costs related to obsolete inventory written off in the prior period.
Operating expenses for the three months ended November 30, 2002 were $777,513, an increase of $271,942 from the operating expenses of $505,571 incurred in the three months ended November 30, 2001. The increase in operating expenses was largely attributable to the increase in selling and marketing expenses which increased to $487,440 in the current period from $160,622 incurred in the prior period. This increase in selling and marketing expenses was largely attributable to the issuance of 4,000,000 shares of LifeSmart common stock for marketing services. The shares were valued at $0.10 per share. The Company anticipates that as sales increase, general and administrative expenses will become a smaller percentage of total sales.

     During the six months ended November 30, 2002, the Company had net sales of $1,327,584, a decrease of $164,799 from the net sales of $1,492,383 which the Company had in the six months ended November 30, 2001. The decline in sales was mainly due to the Company's lack of cash on hand to fund customer orders. The Company's gross profit for the six months ended November 30, 2002, was $367,649, or 28% of sales, a decrease of $76,111 from the gross profit of $443,760, or 30% of sales, generated in the six months ended November 30, 2001. The change in gross profit % was due to decreased sales of higher profit margin products in the current period. Operating expenses for the six months ended November 30, 2002 were $1,147,821, an increase of $149,813 from the operating expenses of $998,008 incurred in the six months ended November 30, 2001. The increase in operating expenses was largely attributable to a $148,455 increase in selling and marketing expenses. This increase in selling and marketing expenses was largely attributable to the issuance of 4,000,000 shares of LifeSmart common stock for marketing services. The shares were valued at $0.10 per share.

     During the three months ended November 30, 2002, LifeSmart experienced a net loss in the amount of $722,054, or approximately ($0.04) per share, which is $266,663 greater than the net loss of $455,391, or approximately ($0.04) per share, incurred during the three months ended November 30, 2001. For the six months ended November 30, 2002, the Company incurred a net loss of $1,286,175, or approximately ($0.08) per share. This was $485,902 more than the net loss of $800,273, or approximately ($0.07) per share, incurred by the Company during the six month period ended November 30, 2001.

     The Company attributes the increased net loss for the three and six month periods ended November 30, 2002 primarily to increased selling and marketing expenses during those periods, and also to increased interest expenses incurred to finance the growth of the Company's nutraceutical business. During the six months ended November 30, 2002, the Company recorded $173,415 of interest expense related to the issuance of options/warrants to purchase common stock to current note holders. LifeSmart anticipates that interest expenses will decrease due to its present arrangement with its primary manufacturer/supplier, and that operating expenses, including selling and marketing expenses, will decrease as a percentage of sales.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     During the three months ended November 30, 2002, the three lawsuits described below were pending against LifeSmart and/or one of its subsidiaries.

         1. An existing shareholder and creditor of LifeSmart, Mr. Kevin Brady, commenced litigation against LifeSmart Nutrition Technologies, Inc., LifeSmart Nutrition, Inc., Arizona Capital Group, Inc. and FinMap, Inc. on or about June 24, 2002 in the United States District Court for the Southern District of Florida (Case No. 02-80579-CIV). Mr. Brady invested $30,000 in LifeSmart Nutrition, Inc. securities in 2000, loaned LifeSmart Nutrition, Inc. $150,000 in November 2001, and invested $100,000 in LifeSmart Nutrition, Inc. securities in December 2001. In the litigation Mr. Brady alleges various causes of action including, but not limited to, breach of contract for failure to pay a promissory note in the principal balance of $150,000, interest accruing thereon at the rate of 12% per month, securities fraud, common law fraud, failure to register securities, breach of fiduciary duty and violations of the Florida Deceptive and Unfair Trade Practices Act. Mr. Brady is seeking compensation for all losses he has suffered, actual damages, punitive damages, rescission damages, interest, costs of collection and attorneys fees. This lawsuit is presently pending. The Company has been vigorously defending this lawsuit.

         2. International Co-Packing Company, a California corporation, commenced litigation against LifeSmart Nutrition, Inc. on or about July 31, 2002 in the Superior Court of California, County of Fresno, Central Division (Case no. 02 CE CL 08722). International Co-Packing Company packaged certain products owned by LifeSmart Nutrition, Inc., and claims that there is still a balance owing of $12,859.55 for warehousing services, freight advances and handling and palletizing. International Co-Packing Company is seeking payment of $12,859.55, interest at the legal rate, continuously accruing reasonable warehousing fees, the costs of the lawsuit incurred by it, such other relief as the court may deem just and proper, and for an order directing public sale (foreclosure) of certain inventory of LifeSmart Nutrition, Inc. held by International Co-Packing Company. The parties have tentatively settled this lawsuit, subject to LifeSmart's payment of $5,000 to International Co-Packing on or before January 24, 2003.

          3. The Judge Building Group commenced litigation against LifeSmart Nutrition, Inc. on or about November 27, 2002 in the Third District Court, State of Utah, Salt Lake Department (Case No. Civil 020913499). The Judge Building Group sought an order requiring LifeSmart Nutrition, Inc. to move out of the office space which it had leased from The Judge Building Group and a judgment against LifeSmart for treble damages and costs incurred. A judgment was entered against LifeSmart for approximately $14,000. The parties are attempting to negotiate a settlement that would allow LifeSmart to continue to occupy and lease the office space.

Item 2.   Changes in Securities.

     On October 9, 2002, LifeSmart issued a total of 4,000,000 shares of its restricted common stock for marketing and sales services to be provided. The
shares were issued as follows:  Jim Wheeler   1,500,000 shares; Steve Owens
1,500,000 shares and Signature International   1,000,000 shares.

     All of the shares described in the transactions listed above were issued directly by LifeSmart, and no underwriters were involved in the transactions. LifeSmart relied on section 4(2) of the Securities Act of 1933 in making all sales or issuances of securities described in the transactions listed above. No advertising or general solicitation was employed in offering any of the shares. Each purchaser received disclosure information concerning LifeSmart. Each purchaser also had the opportunity to investigate LifeSmart and ask questions of its executive officers and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by LifeSmart.

Item 3.   Defaults Upon Senior Securities.

     As of November 30, 2002 there were loans in the approximate amount of $314,000 plus accrued interest that were in default. The Company is in negotiations with the parties involved, and the Company believes it will be able to negotiate extensions of the due dates and/or pay off the loans that are in default in the near future.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of LifeSmart Nutrition Technologies, Inc. shareholders during the three months ended November 30, 2002.

Item 5.   Other Information.

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) There are no exhibits included with this report.

     (b) LifeSmart filed no Current Reports on Form 8-K during the three months ended November 30, 2002.

                           SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LIFESMART NUTRITION TECHNOLOGIES, INC.
                         (Registrant)


Date: January 21, 2003   By:/s/Raymond J. Woolston
     -----------------      ------------------------------------
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



Date: January 21, 2003        /s/Darald A. Donnell
     -----------------        ----------------------------------
                              Darald A. Donnell, Chief Executive
                              Officer

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

     5. LifeSmart's other certifying officer and I have disclosed, based on our most recent evaluation, to LifeSmart's auditors and the audit committee of LifeSmart's board of directors (or persons performing the equivalent functions):


     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect LifeSmart's ability to record, process, summarize and report financial data and have identified for LifeSmart's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or o other employees who have a significant role in LifeSmart's internal controls; and

     6. LifeSmart's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 21, 2003        /s/Raymond J. Woolston
     -----------------        ------------------------------------
                              Raymond J. Woolston, Chief Financial
                              Officer

                    CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of LifeSmart Nutrition Technologies, Inc. on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darald A. Donnell, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.


/s/Darald A. Donnell
-----------------------
Darald A. Donnell
Chief Executive Officer
January 21, 2003

                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of LifeSmart Nutrition Technologies, Inc. on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond J. Woolston, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.


/s/Raymond J. Woolston
----------------------
Raymond J. Woolston
Chief Financial Officer
January 21, 2003