Form 10QSB
period 2003-02-28
LIFESMART NUTRITION TECHNOLOGIES INC
filed 2003-04-21
CIK 920273

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

         For the quarterly period ended February 28, 2003

                  Commission file number 0-22497

              LIFESMART NUTRITION TECHNOLOGIES, INC.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


          Utah                                 87-0430780
  _____________________________       _________________________________
  (State or other jurisdiction of    (IRS Employer Identification Number)
   incorporation or organization)


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

     As of April 10, 2003, the issuer had outstanding 19,221,244 shares of its Common Stock, $0.001 par value per share.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of LifeSmart Nutrition Technologies, Inc., a Utah corporation, as of February 28, 2003, the unaudited related consolidated statements of operations for the three and nine month periods ended February 28, 2003 and February 28, 2002, and the unaudited related consolidated statement of cash flows for the nine month periods ended February 28, 2003 and February 28, 2002, appear below.

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position of LifeSmart Nutrition Technologies, Inc. consolidated with LifeSmart Nutrition, Inc. and G.S. & C., Inc., its wholly-owned subsidiaries. The names "LifeSmart", the "Company", "we", "our" and "us" used in this report refer to LifeSmart Nutrition Technologies, Inc. and its subsidiaries.

LifeSmart Nutrition Technologies, Inc.
Consolidated Balance Sheet


                                                               February 28
                                                               (Unaudited)
                                                              -------------
                                                                  2003
                                                              -------------
     Assets

Current assets:
  Accounts receivable, net of allowance of $ 30,656           $  1,150,050
  Inventories                                                      344,030
                                                              -------------

     Total current assets                                        1,494,080

Property and equipment, net                                         16,330
Intangibles, net                                                    30,010
Other                                                               69,457
                                                              -------------

     Total assets                                             $  1,609,877
                                                              =============

     Liabilities and Stockholders' Deficit

Current liabilities:
  Bank overdraft                                              $      3,336
  Accounts payable                                               2,643,180
  Accrued expenses                                                 982,219
  Related party advances                                           170,000
  Related party notes payable                                      700,879
                                                              -------------

     Total current liabilities                                   4,499,614
                                                              -------------
Stockholders' deficit:
  Common stock, par value $.001, 50,000,000 shares
   authorized; 19,221,244 shares issued and outstanding             19,221
  Capital in excess of par value                                 7,825,383
  Subscription receivable                                         (241,676)
  Accumulated deficit                                          (10,492,665)
                                                              -------------

     Total stockholders' deficit                                (2,889,737)
                                                              -------------

     Total liabilities and stockholders' deficit              $  1,609,877
                                                              =============




 See the accompanying notes to consolidated financial statements.



LifeSmart Nutrition Technologies, Inc.
Consolidated Statement of Operations



                                   Three Months Ended          Nine Months Ended
                                       February 28                February 28
                                       (Unaudited)                (Unaudited)
                                   2003         2002           2003          2002
                              ------------- ------------- ------------- -------------
Net sales                     $  1,485,204  $  1,259,487  $  2,812,788  $  2,751,871
Cost of sales                    1,079,986       904,037     2,039,921     1,952,660
                              ------------- ------------- ------------- -------------

Gross profit                       405,218       355,450       772,867       799,211
                              ------------- ------------- ------------- -------------
Operating expenses:
  Selling and marketing            205,892        76,196       750,031       352,931
  General and administrative       204,808       655,046       803,784     1,361,626
  Research and development               -        31,152         4,706        46,872
                              ------------- ------------- ------------- -------------

    Total operating expenses       410,700       762,394     1,558,521     1,761,429
                              ------------- ------------- ------------- -------------

    Loss from operations            (5,482)     (406,944)     (785,654)     (962,218)

Other income (expense):
  Interest income                        -            89            57           543
  Interest expense                (144,162)     (421,494)     (646,179)     (668,616)
  Other                            (11,389)          100       (15,432)          742
                              ------------- ------------- ------------- -------------
    Net loss before
    income taxes                  (161,033)     (828,249)   (1,447,208)   (1,629,549)

Provision for income taxes               -             -             -             -
                              ------------- ------------- ------------- -------------

    Net loss                  $   (161,033) $   (828,249) $ (1,447,208) $ (1,629,549)
                              ============= ============= ============= =============
Net loss per share  -
  basic and diluted           $      (0.01) $      (0.10) $      (0.08) $      (0.20)
                              ============= ============= ============= =============
Weighted average common and
  common equivalent shares  -
  basic and diluted             19,221,000     8,599,000    17,331,000     8,052,000
                              ============= ============= ============= =============





      See accompanying notes to consolidated financial statements.



LifeSmart Nutrition Technologies, Inc.
Consolidated Statement of Cash Flows
                                                            Nine Months Ended
                                                               February 28
                                                               (Unaudited)
                                                            2003         2002
                                                      ------------- -------------
Cash flows from operating activities:
  Net loss                                            $ (1,447,208) $ (1,629,549)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Bad debt expense                                       56,922        41,646
     Depreciation and amortization expense                   7,758        17,887
     Common stock issued for services                      400,000        25,000
     Stock options issued for services                           -        78,271
     Stock options issued for interest                     200,256       329,675
     (Increase) or decrease in:
        Accounts receivable                               (564,307)     (667,044)
        Advances                                          (218,799)            -
        Inventory                                          203,021      (522,107)
        Other assets                                        (8,658)            -
     Increase or (decrease) in:
        Accounts payable                                 1,055,012       725,140
        Accrued liabilities                                463,534        92,434
                                                      ------------- -------------
        Net cash provided by or (used in)
        operating activities                               147,531    (1,508,647)
                                                      ------------- -------------
Cash flows from investing activities:
  Purchase of property and equipment                        (1,492)       (3,648)
  Additions to intangible assets                           (10,898)      (13,890)
                                                      ------------- -------------

        Net cash used in investing activities              (12,390)      (17,538)
                                                      ------------- -------------
Cash flows from financing activities:
  Increase or (decrease) in cash overdraft                   3,336       162,225
  Proceeds from advances                                   120,000       250,003
  Net proceeds (payments) on line of credit               (249,031)      662,252
  Proceeds from related party debt                               -       847,999
  Reduction of related party debt                          (20,080)     (623,918)
  Proceeds from issuance of common stock                         -       100,000
  Reduction of subscription receivable                           -       127,624
                                                      ------------- -------------
        Net cash (used in) or provided by
        financing activities                              (145,775)    1,526,185
                                                      ------------- -------------
        Net (decrease) increase in cash                    (10,634)            -

Cash, beginning of period                                   10,634             -
                                                      ------------- -------------

Cash, end of period                                   $          -  $          -
                                                      ============= =============



      See accompanying notes to consolidated financial statements.
                                    5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                        February 28, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003.

NOTE B - RECLASSIFICATIONS

Certain 2002 financial statement amounts have been reclassified to conform to 2003 presentation.

NOTE C - NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Options to purchase 7,686,993 and 6,606,993 shares of common stock as of February 28, 2003 and 2002, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.


Note D - STOCK-BASED COMPENSATION

At February 28, 2003 and 2002, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended February 28, 2003 and 2002:

                                 Three Months Ended       Nine Months Ended
                                   February 28,            February 28
                                2003        2002        2003          2002
                            ----------- ------------ ------------ ------------
Net loss as reported        $ (161,033) $  (828,249) $(1,447,208) $(1,629,549)

Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects           -   (1,642,547)           -   (1,642,547)

Net loss - pro forma        $ (161,033) $(2,470,796) $(1,447,208) $(3,272,096)
                            ----------- ------------ ------------ ------------
Loss per share:
Basic and diluted -
   as reported              $    (0.01) $     (0.10) $     (0.08) $     (0.20)
                            ----------- ------------ ------------ ------------
Basic and diluted -
  pro forma                 $    (0.01) $     (0.29) $     (0.08) $     (0.41)
                            ----------- ------------ ------------ ------------


NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION

                                                Nine Months Ended
                                                  February 28
                                                2003          2002
                                            ------------- -------------
Actual amounts of cash paid for:

   Interest                                 $    114,172  $    213,938
                                            ============= =============
   Income taxes                             $     - 0 -   $     - 0 -
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

     As a negotiated term of the LifeSmart Nutrition, Inc. acquisition agreement, the Company agreed to either spin off its oil and gas operations to its shareholders or sell its oil and gas operations. Under the terms of the acquisition agreement, all of the Company's oil and gas operations have been transferred to GSC.

     GSC generated losses during the one year period following February 15, 2002. Since GSC did not generate income that could be used to pay for legal, accounting and other related expenses associated with the proposed spin-off of GSC, the spin-off was never completed. As a result Lee Jackson and Maven Properties, LLC have an option to purchase GSC from the Company for One Hundred Thousand Dollars ($100,000) which became exercisable on February 16, 2003. Lee Jackson and Maven Properties, LLC gave notice of exercise of the option to the Company, and the parties are presently reviewing a Stock

Purchase Agreement which provides for the sale of GSC to Lee Jackson, Maven Properties, LLC and/or associated persons.

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

Liquidity and Capital Resources

     At February 28, 2003, the Company had total current assets of $1,494,080, comprised of $931,251 in accounts receivable, net, $344,030 in inventories, and advances receivable of $218,799. The Company's remaining assets represented property and equipment, net of $16,330, intangibles, net of $30,010, and other assets of $69,457. As of February 28, 2003, the Company had total current liabilities of $4,499,614, comprised of accounts payable of $2,643,180, accrued expenses of $982,219, related party notes payable of $700,879, advances of $170,000 and a bank overdraft of $3,336. During the three and nine month periods ended February 28, 2003, the Company was able to largely fund operations with cash provided by operations.

     The Company acquired LifeSmart Nutrition, Inc. on February 15, 2002, which needs additional operating capital. The success of the Company and its subsidiaries will, initially, depend upon the ability of the Company to raise capital. There can be no assurance that the Company will be successful in its efforts to raise such capital.

     LifeSmart's most significant cash needs in its present fiscal year include raising funds to pay existing accounts payable and accrued expenses, pay off some existing notes payable, increase inventories to meet the demands of the increasing sales which the Company anticipates, and to cover other operating expenses until such time as revenues are sufficient to cover all
operating expenses.   As of February 28, 2003, LifeSmart had no cash on hand.
LifeSmart has been able to continue operations since November 2002, largely due to an arrangement with its primary manufacturer/supplier to manufacture LifeSmart's products then ship the products to selected customers who pay the manufacturer/supplier direct for the products. The manufacturer/supplier then deducts its costs to manufacture before paying the net proceeds to LifeSmart. In the event that the manufacturer/supplier decides to terminate this arrangement before LifeSmart raises substantial additional capital or obtains another financing source, LifeSmart may not be able to continue in business. There can be no assurance that LifeSmart will be successful in its efforts to raise such capital or obtain other financing sources.

Results of Operations

     During the three months ended February 28, 2003, the Company had net sales of $1,485,204, an increase of $225,717 from the net sales of $1,259,487 which the Company had in the three months ended February 28, 2002. The Company's gross profit for the three months ended February 28, 2003, was $405,218, or 27% of sales, an increase of $49,768 from the gross profit of $355,450, or 28% of sales, generated in the three months ended February 28, 2002. Operating expenses for the three months ended February 28, 2003 were

$410,700, a decrease of $351,694 from the operating expenses of $762,394 incurred in the three months ended February 28, 2002. The decrease in operating expenses was largely attributable to the decrease in general and administrative expenses which decreased to $204,808 in the current period from $655,046 incurred in the three months ended February 28, 2002, partially offset by an increase in selling and marketing expenses of $129,696. This decrease in general and administrative expenses was attributable to across the board saving measures implemented by management to eliminate unnecessary administrative costs. The Company anticipates that as sales increase, general and administrative expenses will become a smaller percentage of total sales.

     During the nine months ended February 28, 2003, the Company had net sales of $2,812,788, an increase of $60,917 from the net sales of $2,751,871 which the Company had in the nine months ended February 28, 2002. The Company's gross profit for the nine months ended February 28, 2003, was $772,867, or 27% of sales, a decrease of $26,344 from the gross profit of $799,211, or 29% of sales, generated in the nine months ended February 28, 2002. Operating expenses for the nine months ended February 28, 2003 were $1,558,521, a decrease of $202,908 from the operating expenses of $1,761,429 incurred in the nine months ended February 28, 2002. The decrease in operating expenses was largely attributable to a $557,842 decrease in general and administrative expenses partially offset by an increase in selling and marketing expenses of $397,100. This decrease in general and administrative expenses was attributable to across the board saving measures implemented by management to eliminate unnecessary administrative costs

     During the three months ended February 28, 2003, LifeSmart experienced a net loss in the amount of $161,033, or approximately ($0.01) per share, which is $667,216 less than the net loss of $828,249, or approximately ($0.10) per share, incurred during the three months ended February 28, 2002. For the nine months ended February 28, 2003, the Company incurred a net loss of $1,447,208, or approximately ($0.08) per share. This was $182,341 less than the net loss of $1,629,549, or approximately ($0.20) per share, incurred by the Company during the nine month period ended February 28, 2002.

     The Company attributes the decreased net loss for the three and nine month periods ended February 28, 2003 primarily to decreased general and administrative expenses during those periods partially offset by an increase in selling and marketing expenses during the same periods. LifeSmart anticipates that general and administrative expenses during the fourth quarter will increase moderately, while selling and marketing expenses are expected to decrease during the fourth quarter.

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


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     During all or a portion of the three months ended February 28, 2003, the five lawsuits described below were pending against LifeSmart and/or one of its subsidiaries.

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

     2. International Co-Packing Company, a California corporation, commenced litigation against LifeSmart Nutrition, Inc. on or about July 31, 2002 in the Superior Court of California, County of Fresno, Central Division

     (Case no. 02 CE CL 08722). International Co-Packing Company packaged certain products owned by LifeSmart Nutrition, Inc., and claimed that there was still a balance owing of $12,859.55 for warehousing services, freight advances and handling and palletizing. International Co-Packing Company sought payment of $12,859.55, interest at the legal rate, continuously accruing reasonable warehousing fees, the costs of the lawsuit incurred by it, such other relief as the court may deem just and proper, and for an order directing public sale (foreclosure) of certain inventory of LifeSmart Nutrition, Inc. held by International Co-Packing Company. The parties settled this lawsuit during the three month period ended February 28, 2003, and the lawsuit has been dismissed.

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

     4. McMullan Argus Publishing, Inc. commenced litigation against LifeSmart Nutrition, Inc. on or about February 3, 2003 in the Third District Court of Salt Lake County, State of Utah, Sandy Department (Civil No. 030402034). McMullan Argus Publishing, Inc. provided advertising services for LifeSmart Nutrition, Inc., and claims there is still a balance owing of $8,435.66 for advertising services. McMullan Argus Publishing, Inc. is seeking payment of $8,435.66, interest at the legal rate, court costs and attorney's fees. LifeSmart Nutrition, Inc. is attempting to negotiate a settlement with McMullan Argus Publishing, Inc.

     5. Advanced Research Press, Inc. dba All Natural Muscular Development ("ARP") commenced litigation against LifeSmart Nutrition, Inc. on or about February 3, 2003 in the Third District Court of Salt Lake County, State of Utah, Sandy Department (Civil No. 030402035). ARP provided advertising services for LifeSmart Nutrition, Inc., and claims there is still a balance owing of $8,500.00 for advertising services. ARP is seeking payment of $8,500.00, interest at the legal rate, court costs and attorney's fees. LifeSmart Nutrition, Inc. is attempting to negotiate a settlement with ARP.

     6. Phillips Nutritionals, Inc. commenced litigation against LifeSmart Nutrition, Inc. on or about October 30, 2002 in the Vanderburgh Super Court, State of Indiana (Cause No. 82003-0210-CC-4787). Phillips Nutritionals, Inc. alleged it was owed $28,691.25, plus pre-judgment interest for nutritional products. Phillips Nutritionals, Inc. obtained a default judgment against LifeSmart Nutrition, Inc. for approximately $30,400. The parties are in the process of negotiating a settlement of the claim.

     7. Quality Distribution, Inc. filed an action against LifeSmart Nutrition, Inc. on or about August 21, 2002 in the Third District Court of Salt Lake County, State of Utah, Small Claims Department (Case No. 028904323). Quality Distribution, Inc. alleged it was owed $5,000 plus court costs. The parties have settled this matter, and LifeSmart has one payment remaining to make under the terms of the settlement.


Item 2.     Changes in Securities.

     During the three month period ended February 28, 2003, LifeSmart did not issue any new shares of LifeSmart's common stock and/or grant any options and/or warrants to purchase shares of LifeSmart's common stock which were not registered under the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

     As of February 28, 2003 there were loans in the amount of approximately $314,000 plus accrued interest that were in default. The Company is in negotiations with the parties involved, and the Company believes it will be able to negotiate extensions of the due dates and/or pay off the loans that are in default in the future.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of LifeSmart Nutrition Technologies, Inc. shareholders during the three months ended February 28, 2003.

Item 5.     Other Information.

     Joseph Lake and Mike Gursey resigned as directors of the Company in December 2002.



Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits included with this report:

SEC Ref.     Exhibit
 Number      Number    Title of Document                    Location
---------    -------   ------------------                  ----------

   99         99.1     906 Certifications                        19
                       in Certifying Accountant

     (b) LifeSmart filed no Current Reports on Form 8-K during the three months ended February 28, 2003.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LIFESMART NUTRITION TECHNOLOGIES, INC.
                                    (Registrant)

                                         /S/ Raymond J. Woolston
Date: April 18, 2002                By: ____________________________________
                                        Raymond J. Woolston, Chief Financial
                                        Officer and Chief Accounting Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Darald A. Donnell, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of LifeSmart Nutrition Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               /s/ Darald A. Donnell
Date:  April 18, 2003         ------------------------------------
                              Darald A. Donnell, Chief Executive
                              Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Raymond J. Woolston, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of LifeSmart Nutrition Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /S/ Raymond J. Woolston
Date:  April 18, 2003         ----------------------------------------
                              Raymond J. Woolston, Chief Financial
                              Officer